Form 10-Q
period 1996-12-31
SEEC INC
filed 1997-02-13
CIK 925524

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 0-21985

                                   SEEC, INC.
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                     55-0686906
          ------------                     ----------
(State or other Jurisdiction of         (I.R.S. Employer
 Incorporation or Organization)      Identification Number)

              5001 BAUM BOULEVARD, PITTSBURGH, PENNSYLVANIA 15213
              (Address of Principal Executive Offices) (Zip Code)

                                 (412) 682-4991
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes           No  X   (Not subject to filing requirements)

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

            CLASS                OUTSTANDING AT FEBRUARY 7, 1997
            -----                -------------------------------
Common Stock, $.01 par value                4,876,373

===============================================================================

                                   SEEC, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        -----
PART 1--FINANCIAL INFORMATION
Item 1. Financial Statements
     Statements of Operations for the three months and nine months ended
        December 31, 1996 and 1995 (unaudited).......................................       2
     Balance Sheets as of December 31, 1996 and March 31, 1996 (unaudited)...........       3
     Statements of Cash Flows for the nine months ended December 31, 1996 and 1995
        (unaudited)..................................................................       4
     Notes to Unaudited Financial Statements.........................................     5-6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations........................................................    6-10

PART 2--OTHER INFORMATION............................................................      11
Item 1. Legal Proceedings............................................................      11
Item 2. Changes in Securities........................................................      11
Item 3. Defaults Upon Senior Securities..............................................      11
Item 4. Submission of Matters to a Vote of Security Holders..........................      11
Item 5. Other Information............................................................      11
Item 6. Exhibits and Reports on Form 8-K.............................................      11

SIGNATURES...........................................................................      12

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   SEEC, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                          -----------------------------     -----------------------------
                                          DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                              1996             1995             1996             1995
                                          ------------     ------------     ------------     ------------
REVENUE:
  Software license fees...............     $  350,973       $  110,922       $  726,188       $  215,073
  Software maintenance fees...........         43,936           27,687          119,842           85,331
  Professional services-product
     related..........................        181,232           34,092          447,622           66,300
  Professional services--other........        137,183          122,051          509,183          340,259
                                           ----------       ----------       ----------       ----------
     Total revenues...................        713,324          294,752        1,802,835          706,963
                                           ----------       ----------       ----------       ----------
OPERATING EXPENSES:
  Cost of software license and
     maintenance fees.................        109,912           39,509          203,998           83,353
  Professional services-product
     related..........................        124,003           24,186          259,430           37,584
  Professional services-other.........        123,673          106,596          426,381          288,975
  General and administrative..........        111,495           27,271          198,484          102,672
  Sales and marketing.................        189,401           74,237          465,622          181,808
  Research and development............        104,034           89,869          241,845          267,634
                                           ----------       ----------       ----------       ----------
     Total operating expenses.........        762,518          361,668        1,795,760          962,026
                                           ----------       ----------       ----------       ----------
INCOME (LOSS) FROM OPERATIONS.........        (49,194)         (66,916)           7,075         (255,063)
                                           ----------       ----------       ----------       ----------
OTHER EXPENSE, NET:
  Interest expense....................         (4,355)         (18,384)         (35,791)         (56,353)
  Other income........................          8,209            2,589           15,392           16,241
                                           ----------       ----------       ----------       ----------
     Total other expense, net.........          3,854          (15,795)         (20,399)         (40,112)
                                           ----------       ----------       ----------       ----------
NET LOSS..............................     $  (45,340)      $  (82,711)      $  (13,324)      $ (295,175)
                                           ==========       ==========       ==========       ==========
Net loss per common share.............     $    (0.02)      $    (0.03)      $    (0.00)      $    (0.11)
                                           ==========       ==========       ==========       ==========
Weighted average number of common and
  common equivalent shares
  outstanding.........................      2,718,018        2,626,542        2,718,018        2,626,542
                                           ==========       ==========       ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                     DECEMBER
                                                                        31,          MARCH 31,
                                                                       1996            1996
                                                                    -----------     -----------
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................   $   631,705     $   110,841
  Accounts receivable, net of allowance for doubtful accounts of
     $7,776......................................................       656,468         245,671
  Prepaid expenses...............................................       130,844          39,734
                                                                    -----------     -----------
     Total current assets........................................     1,419,017         396,246

EQUIPMENT, NET...................................................        50,648          27,693
INVESTMENT IN AFFILIATE..........................................         5,000           5,000
                                                                    -----------     -----------
                                                                    $ 1,474,665     $   428,939
                                                                    ===========     ===========
              LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable:
     Trade.......................................................   $   236,474     $    66,930
     Affiliate--ERA..............................................        70,304              --
  Accrued royalties..............................................        25,777              --
  Accrued payroll, related taxes and withholdings................        75,924          45,660
  Accrued interest payable.......................................         6,750          20,250
  Deferred maintenance revenue...................................       106,581          54,103
  Customer advance...............................................            --          21,330
  Current maturities of long-term debt...........................       120,000          60,000
                                                                    -----------     -----------
     Total current liabilities...................................       641,810         268,273

Due to officers/shareholders.....................................            --         172,477
Notes payable to related parties.................................            --         599,638
Long-term debt, less current maturities..........................       180,000         240,000
Advance royalty..................................................       782,285         796,479
Accrued royalties................................................        27,888          29,040
                                                                    -----------     -----------
     Total liabilities...........................................     1,631,983       2,105,907
                                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
  Preferred stock--no par value; 10,000,000 shares authorized;
     none outstanding
  Common stock--$.01 par value; 20,000,000 shares authorized;
     2,806,373 and 2,357,923 shares issued and outstanding at
     December 31, 1996, and March 31, 1996, respectively.........        28,064          23,580
  Additional paid-in capital.....................................     1,559,303          30,812
  Accumulated deficit............................................    (1,744,685)     (1,731,360)
                                                                    -----------     -----------
     Total shareholders' deficit.................................      (157,318)     (1,676,968)
                                                                    -----------     -----------
                                                                    $ 1,474,665     $   428,939
                                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                --------------------------------------
                                                                DECEMBER 31, 1996    DECEMBER 31, 1995
                                                                -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................       $ (13,324)           $(295,175)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation............................................          10,583                7,095
     Provision for doubtful accounts.........................              --                4,000
     Proceeds from advance royalty...........................              --              120,000
     Accrued non-current interest............................          13,420               34,536
     Accrued non-current royalty.............................          (1,153)               9,720
     Changes in operating assets and liabilities:
       Accounts receivable...................................        (410,797)             (33,727)
       Prepaid expenses......................................         (91,110)             (61,072)
       Accounts payable......................................         169,544               14,041
       Accounts payable--affiliate...........................          70,304               44,765
       Accrued royalties.....................................          25,777                   --
       Accrued payroll, related taxes and withholdings.......          30,264               20,431
       Accrued interest payable..............................         (13,500)                 425
       Deferred maintenance revenue..........................          52,478               (2,001)
       Advance royalty.......................................         (14,194)             (16,367)
       Customer advance......................................         (21,330)              (4,530)
                                                                    ---------            ---------
Net cash used by operating activities........................        (193,038)            (157,859)
                                                                    ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment......................................         (33,538)                  --
  Purchase of certificate of deposit.........................              --             (105,284)
                                                                    ---------            ---------
Net cash used by investing activities........................         (33,538)            (105,284)
                                                                    ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock.........................         747,440                   --
                                                                    ---------            ---------
Net cash provided by financing activities....................         747,440                   --
                                                                    ---------            ---------

Net increase (decrease) in cash and cash equivalents.........         520,864             (263,143)
CASH AND CASH EQUIVALENTS:
  Beginning of period........................................         110,841              327,718
                                                                    ---------            ---------
  End of period..............................................       $ 631,705            $  64,575
                                                                    =========            =========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     In the opinion of the management of SEEC, Inc. (the "Company"), these unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of operating results for the three month and nine month periods ended December 31, 1996 and 1995. Results for the interim periods are not necessarily indicative of results for the full year. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the information contained in this Form 10-Q should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 1996 and the six month period ended September 30, 1996 included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on October 11, 1996 and the related amendments thereto.

2. SUBSEQUENT EVENTS

     (a) Recapitalization--On January 15, 1997, the Board of Directors effected a 1-for-2.2094 reverse stock split in connection with the initial public offering of the Company's common stock. All share and per share amounts in the accompanying unaudited financial statements have been adjusted to reflect the effects of this recapitalization.

     (b) Initial Public Offering--On January 27, 1997, the Company closed the offering of 1,800,000 shares of common stock at a price of $7.25 per share. Furthermore, on February 5, 1997, the underwriters exercised an option to purchase an additional 270,000 shares at $7.25 per share, to cover over-allotments. Net proceeds to the Company from the sale of the total 2,070,000 shares of common stock, after deduction of underwriting discounts and estimated offering expenses, were approximately $13 million.

3. NET LOSS PER COMMON SHARE

     Net loss per common and common equivalent share, using the weighted average number of common and common equivalent shares outstanding, was computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB 83) by applying the treasury stock method. Pursuant to SAB 83, common and common equivalent shares issued by the Company during the 12 months immediately preceding a proposed public offering at prices substantially below the initial public offering price, together with common share equivalents which result from the grant of common stock options having exercise prices substantially below the initial public offering price during the same period, have been included in the calculation of the shares used in computing net loss per share as if they were outstanding for all periods prior to the initial public offering.

     Common equivalent shares, consisting of warrants and stock options, issued 12 months prior to the Company's filing date of its registration statement have not been included in the computation of net loss per common share because their effect was antidilutive for the periods presented.

4. PREPAID EXPENSES

     Through December 31, 1996, the Company had deferred certain costs associated with the initial public offering totaling $125,661 which will be charged against the proceeds of the offering, together with other offering-related costs recorded subsequent to December 31, 1996.

5. ADVANCE ROYALTY

     Effective December 1, 1993, the Company entered into a five-year license agreement (the License Agreement) with VIASOFT, Inc. (the Licensee) which generally grants to Licensee a worldwide license to use and market certain of the Company's products on a private label basis. The License Agreement provides, among other things, for royalties of up to 30% of any license or maintenance fees related to licensed products and minimum advance royalty payments totaling $900,000 during the 18-month exclusivity period which expired on May 31, 1995. The advance royalty of $900,000 is being recognized as income as copies of the licensed products are delivered to VIASOFT for resale, and, to a lesser extent, as royalties on the related maintenance revenues are reported to the Company by VIASOFT.

     The Company gave notice to VIASOFT on December 3, 1996 of its intention to terminate the License Agreement as a result of VIASOFT's not making additional minimum royalty payments of at least $1,000,000 during the preceding 12 months, as required by the License Agreement. The Company has received notice from VIASOFT that it does not intend to extend the Agreement by making such minimum payments and acknowledging that the Agreement will terminate effective June 4, 1997.

     Following termination of the Agreement, the Company is obligated to deliver to VIASOFT that number of copies of the licensed products equal to the balance of the advance royalty divided by the applicable product royalty amounts. The $782,285 balance of the advance royalty at December 31, 1996 will be recognized as income as the Company fulfills requests from VIASOFT to manufacture and deliver those copies of the licensed products to VIASOFT for resale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was founded in 1988 to develop tools and solutions for maintenance and redevelopment of legacy COBOL applications. In 1992, the Company commercially introduced its first product, COBOL Analyst. From 1992 to 1996, the Company devoted significant resources to developing its proprietary suite of products for COBOL maintenance and redevelopment, including products for year 2000 impact analysis. In 1995 and 1996, the Company introduced its COBOL Analyst 2000, COBOL Slicer, LAN version of COBOL Analyst, and Date Analyzer products. The Company has continually enhanced its COBOL Analyst product line. The Company began to increase its commitment to providing year 2000 related professional services in fiscal 1996 as a result of the increased awareness of and demand for year 2000 solutions.

     The Company derives its revenues primarily from software license fees, professional services fees, and royalties from distributors of the Company's software products. The Company's software is licensed primarily to Fortune 1000 companies, governmental organizations, and service providers. The Company's product related services are provided to customers in conjunction with its software products, and its other professional services are primarily programming services provided on a contract basis to similar large organizations. The Company's products and services are marketed through its sales force directly in the United States and Canada and through product distributors, service providers and systems integrators worldwide.

     The Company's revenues from software license fees and product-related professional services increased significantly in the nine months ended December 31, 1996. This increase is attributable to the investments made since July 1995 in marketing year 2000 tools and solutions. The Company anticipates that this trend will continue as it continues to build its sales and marketing infrastructure. The demand for the Company's year 2000 products and solutions is expected to increase significantly as market awareness of the year 2000 problem continues to grow. The Company expects that the knowledge and close working relationships developed with customers in providing year 2000 solutions will provide additional opportunities for the Company to provide on-going solutions for COBOL maintenance and redevelopment and for migration from mainframe to client/ server environments.

     Revenues from professional service fees--other are expected to decrease in significance as the Company shifts its resources and professional staff from contract programming to year 2000 products and services.

     The Company recognizes software license fees upon shipment of the software to the customer. Revenues from software maintenance are deferred and recognized straight-line over the contract support period, which is generally one year. Software maintenance contracts are generally renewable on an annual basis, although the Company also negotiates long-term maintenance contracts from time to time. Revenues from professional services are recognized as the services are provided or on achievement of specified performance milestones negotiated with customers. The use of performance milestones recognizes revenues on substantially the same basis as the percentage-of-completion method.

COMPARISON OF QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     References to the third quarter of fiscal 1997 and the third quarter of fiscal 1996 refer to the three months ended December 31, 1996 and December 31, 1995, respectively.

     REVENUES. Total revenue for the third quarter of fiscal 1997 was $713,000 compared to $295,000 for the third quarter of fiscal 1996, an increase of $418,000 or 142%. For the nine months ended December 31, 1996 revenue was $1,803,000 compared to $707,000 for the nine months ended December 31, 1995, an increase of $1,096,000 or 155%. This growth resulted primarily from increases in software license fees and professional services--product related revenues.

     Software license fees were $351,000 for the third quarter of fiscal 1997 compared to $111,000 for the third quarter of fiscal 1996, an increase of $240,000 or 216%. Software license fees were $726,000 for the nine months ended December 31, 1996, compared to $215,000 for the nine months ended December 31, 1995, an increase of $511,000 or 238%. The increase in software license fees is attributable to (1) the Company's decision during fiscal 1996 to build its sales and marketing infrastructure and market its products and solutions directly to end users, (2) increased customer awareness of the year 2000 problem which resulted in higher demand for the Company's year 2000 tools and solutions, and
(3) expanded distribution of the Company's products and solutions through third party service providers and selected distributors. During the third quarter of fiscal 1996, ERA Software Systems Private Limited ("ERA"), the Company's distributor in India, commenced marketing the Company's products and solutions. Prior to that time, VIASOFT, Inc. ("VIASOFT") had been the Company's only product distributor.

     Software maintenance fees were $44,000 for the third quarter of fiscal 1997 compared to $28,000 for the third quarter of fiscal 1996, an increase of $16,000 or 57%. Software maintenance fees were $120,000 for the nine months ended December 31, 1996, compared to $85,000 for the nine months ended December 31, 1995, an increase of $35,000 or 41%. Software maintenance fees generally correlate with software license fees. Therefore, the increase in software maintenance fees is attributable to the increase in software license fees during the quarter and during the previous twelve months.

     Professional services-product related revenues were $181,000 for the third quarter of fiscal 1997 compared to $34,000 for the third quarter of fiscal 1996, an increase of $147,000 or 432%. For the nine months ended December 31, 1996, professional services--product related revenues were $448,000 compared to $66,000 for the nine months ended December 31, 1995, an increase of $382,000 or 579%. These increases are primarily attributable to increased customer awareness of the year 2000 problem and acceptance of the Company's Smart Change Factory process and tools.

     Revenues from professional services--other were $137,000 for the third quarter of fiscal 1997 compared to $122,000 for the third quarter of fiscal 1996, an increase of $15,000 or 12%. For the nine months ended December 31, 1996, professional services--other revenues were $509,000 compared to $340,000 for the nine months ended December 31, 1995, an increase of $169,000 or 50%. These increases are attributable to increased demand for C++ and Windows programming services. The Company does not expect these levels of revenue for professional services--other to continue longer-term as it shifts its resources to meet the increase in demand for its year 2000 products and services.

     COST OF REVENUES. Cost of revenues includes cost of software license and maintenance fees, cost of professional services--product related, and professional services--other. Included in the cost of software license and maintenance fees are royalties which the Company pays to ICICI and ERA for each product which the company sells, and to VIASOFT for certain products.

     The Company's total cost of revenue was $358,000 for the third quarter of fiscal 1997, compared to $170,000 for the third quarter of fiscal 1996, an increase of $188,000 or 111%. For the nine months ended December 31, 1996, total cost of revenue was $890,000 compared to $410,000 for the nine months ended December 31, 1995, an increase of $480,000 or 117%. These increases are primarily attributable to increased revenues from software licenses fees and professional services--product related.

     Cost of software license and maintenance fees was $110,000 for the third quarter of fiscal 1997 compared to $40,000 for the third quarter of fiscal 1996, an increase of $70,000 or 175%. For the nine months ended December 31, 1996, the cost of software license and maintenance fees was $204,000 compared to $83,000 for the nine months ended December 31, 1995, an increase of $121,000 or 146%. These increases are primarily attributable to increased royalty expenses, in particular those payable to ICICI, ERA, and VIASOFT. Royalty expense is calculated as a percentage of specified revenues.

     Professional services--product related costs were $124,000 for the third quarter of fiscal 1997 compared to $24,000 for the third quarter of fiscal 1996, an increase of $100,000 or 417%. For the nine months ended December 31, 1996, professional services--product related costs were $259,000 compared to $38,000 for the nine months ended December 31, 1995, an increase of $221,000 or 582%. These increases correspond to the growth in revenues for year 2000 services discussed above.

     Professional services--other costs were $124,000 for the third quarter of fiscal 1997 compared to $107,000 for the third quarter of fiscal 1996, an increase of $17,000 or 16%. For the nine months ended December 31, 1996, professional services--other costs were $426,000 compared to $289,000 for the nine months ended December 31, 1995, an increase of $137,000 or 47%. The increases correspond to the additional contract programming services provided in the quarter and the nine months ended December 31, 1996, and to the additional costs of professional staff required to provide the services.

     The Company's total gross margin (total revenues less total cost of revenues) as a percentage of revenue was 50% in the third quarter of fiscal 1997 compared to 42% in the third quarter of fiscal 1996, and 51% for the nine months ended December 31, 1996 compared to 42% for the nine months ended December 31, 1995. The increases in the total gross margin percentages reflect proportionate changes in the components of total revenue. For instance, software license and maintenance fees, the component of total revenues with the highest gross margins, comprised 55% and 47% of total revenue for the third quarter of fiscal 1997 and the nine months ended December 31, 1996, compared to 47% and 42% of total revenues for the third quarter of fiscal 1996 and the nine months ended December 31, 1995, respectively.

     Gross margin percentages were 72% and 72% for software license and maintenance fees, 32% and 29% for professional services--product related, and 10% and 13% for professional services--other, respectively, for the third quarters of fiscal 1997 and 1996. The gross margin percentages were 76% and 72% for software license and maintenance fees, 42% and 43% for professional services--product related, and 16% and 15% for professional services--other, respectively, for the nine months ended December 31, 1996 and 1995. Gross margin percentages for software license and maintenance fees will fluctuate depending on the mix of software products and the varying royalty expenses associated with those products. The gross margin percentages for professional services--product related will vary depending on the type of services provided. Services that are relatively highly automated, such as year 2000 inventory and impact assessments, typically require fewer professional hours to perform than services involving planning, source correction or testing. Furthermore, the Company's pricing for product related services will vary based on the complexity and scope of the engagement, and competitive considerations.

     The professional services-product related gross margin percentage of 32% for the third quarter of fiscal 1997 reflects additional costs incurred for recruiting, hiring and training new professionals. While these costs are likely to recur, the amounts are expected to fluctuate from period to period, and will therefore have a varying impact on gross margin percentages in any given period. The gross margin percentage of 29% in the third quarter of fiscal 1996 was generated on a relatively low revenue amount of $34,000, which was not significant enough to generate representative gross margin percentages for this category during that particular quarter.

     The gross margin percentages for professional services--other will fluctuate based on the prices of the individual service contracts, the Company's payroll and other costs of professional staff providing the services, and the proportionate contribution of each contract to the total revenue for this category in a period.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and related benefits allocated to the Company's sales and marketing personnel, plus the costs of travel, advertising, trade shows and other promotional activities. Sales and marketing expenses were $189,000 for the third quarter of fiscal 1997 compared to $74,000 for the third quarter of fiscal 1996, an increase of $115,000 or 155%. For the nine months ended December 31, 1996, sales and marketing expenses were $466,000 compared to $182,000 for the nine months ended December 31, 1995, an increase of $284,000 or 156%. The increases reflect the Company's decision to expand its sales and marketing infrastructure in order to increase future revenue growth, in particular sales of its year 2000 products and solutions.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance and accounting, rental of office space and other administrative functions of the Company. General and administrative expenses were $111,000 for the third quarter of fiscal 1997 compared to $27,000 for the third quarter of fiscal 1996, an increase of $84,000 or 311%. For the nine months ended December 31, 1996, general and administrative expenses were $198,000 compared to $103,000 for the nine months ended December 31, 1995, an increase of $95,000 or 92%. The increases are due primarily to (1) hiring new employees in finance, accounting and general administration, (2) increased use of temporary services, and (3) expanding the Company's headquarters' rented office space to accommodate growth.

     RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $104,000 for the first quarter of fiscal 1997 compared to $90,000 for the first quarter of fiscal 1996, an increase of $14,000 or 16%. For the nine months ended December 31, 1996, research and development expenses were $242,000 compared to $268,000 for the nine months ended December 31, 1995, a decrease of $26,000 or 10%. Expenditures for research and development will vary depending on the nature and status of projects and the in-house versus off-shore components of the project costs. The Company utilizes the resources of ERA, its off-shore affiliate (India), for certain research and development. Furthermore, during the nine months ended December 31, 1996, the Company had temporarily re-directed some professional staff to meet the increase demand for year 2000 services, which accounts for the decrease in research and development expenses versus the nine months ended December 31, 1995.

     INTEREST EXPENSE. Interest expense was $4,000 for the first quarter of fiscal 1997 compared to $18,000 for the first quarter of fiscal 1996, a decrease of $14,000 or 76%. For the nine months ended December 31, 1996, interest expense was $36,000 compared to $56,000 for the nine months ended December 31, 1995, a decrease of $20,000 or 36%. Until July 1996, interest expense included interest on notes and advances payable to certain directors and shareholders, and deferred salaries of two operating officers and shareholders. These interest-bearing obligations were converted to shares of the Company's common stock in July 1996. Interest expense for all periods presented includes interest on the Company's indebtedness to ICICI.

     OTHER INCOME. Other income consists primarily of interest earned on the Company's cash and cash equivalents.

     INCOME TAXES. No provision for income taxes was recorded for the periods presented due to the Company's significant net operating loss position. As of March 31, 1996, the Company had available unused Federal and State net operating loss carryforwards that may be applied to reduce future taxable income of approximately $646,000 and $601,000, respectively. The net operating loss carryforwards expire at various times beginning with the fiscal year ending March 31, 1998 and extending through the fiscal year ending March 31, 2011. Changes in the Company's ownership may result in an annual limitation on the amount of carryforwards that could be utilized.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the initial public offering of common stock consummated January 27, 1997, the Company had funded its operations and its product development from the following principal sources: (1) proceeds from the sale of shares of common stock, (2) the ICICI grants and loan described below, (3) payments received from the sale of products and services, including $900,000 in advance royalties from VIASOFT, (4) proceeds from the issuance of subordinated and demand notes, and
(5) deferral of payments of salaries to the Company's executive officers. Since March 31, 1996, $225,000 of the Company's Subordinated Notes, $220,000 of unsecured notes and advances payable to certain directors and shareholders, and $127,106 of deferred salaries payable to two officers, together with accrued interest, were converted into 237,025 shares of common stock. In addition, during the period of July through September, 1996 the Company sold through private placements 211,425 shares of common stock for an aggregate of $747,440.

     The Company's initial development of its COBOL maintenance products was funded in part by grants totaling $255,000 from ICICI pursuant to a Cooperation and Project Financing Agreement dated June 1, 1990 among ICICI, the Company and ERA. The agreement requires the Company to pay royalties to ICICI equal to 10% of the Company's gross revenues from product sales and 5% of gross revenues from maintenance and certain services, up to a maximum royalty payment of $525,000.

     During fiscal 1995, the Company funded its operations in part through a $300,000 term loan from ICICI. The loan is collateralized by the Company's accounts receivable and certain of its tangible personal property. The loan bears interest at a prime rate plus 2.5% per annum, subject to a maximum rate of 9% and a minimum rate of 6%. The principal amount of the loan is payable in quarterly installments, beginning with $60,000 payable in March, 1997 and $30,000 per quarter from June, 1997 through March, 1999.

     The Company's cash flows have been used primarily for general operating expenses, equipment purchases and research and development funding. Net cash used by operating activities was $193,000 and $158,000 for the nine months ended December 31, 1996 and 1995, respectively. At December 31, 1996 the Company's working capital was $777,000 compared to $128,000 at March 31, 1996.

     In January, 1997 the Company consummated an underwritten initial public offering of 1.8 million shares of its common stock at a price of $7.25 per share. Also, in February, 1997 the underwriters exercised an option to purchase an additional 270,000 shares at $7.25 per share, to cover over-allotments. Net proceeds to the Company from the sale of the total 2,070,000 shares of common stock, after deducting the underwriting discounts and estimated offering expenses, were approximately $13 million.

     The Company intends to use the net proceeds of the offering in order to market its products and solutions, expand its property and equipment, hire personnel to market and perform year 2000 compliance services and for working capital and general corporate purposes. Management believes that cash flows from operations and the net proceeds of the offering will be sufficient to meet the Company's cash flow needs for at least one year following the offering. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include equity offerings or debt financings.

IMPACT OF INFLATION

     Increases in the inflation rate are not expected to affect the Company's operating expenses. Although the Company has no current plans to borrow funds, if it were to do so at variable interest rates, any increase in interest rates would increase the Company's cost of borrowed funds.

SEASONALITY

     The Company's operations are not affected by seasonal fluctuations, although the Company's cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES

       On January 15, 1997, the Board of Directors effected a 1-for-2.2094 reverse stock split in connection with the public offering of the Company's common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     (27) Financial Data Schedule

(b) Reports on Form 8-K

          No reports on Form 8-K were filed for the three months ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        SEEC, Inc.
                                          --------------------------------------
                                                       (Registrant)


Date: February 13, 1997

                                         By:      /s/ RAVINDRA KOKA
                                            ------------------------------------
                                                      Ravindra Koka
                                           President & Chief Executive Officer



                                         By:   /s/ RICHARD J. GOLDBACH
                                            ------------------------------------
                                                   Richard J. Goldbach
                                                 Chief Financial Officer