Form 10-K
period 1997-03-31
SEEC INC
filed 1997-06-30
CIK 925524

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
                 For Annual and Transition Reports Pursuant to
          Sections 13 or 15(d) of the Securities Exchange Act of 1934

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED].

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

    FOR THE TRANSITION PERIOD FROM ------------------ TO ------------------

                        Commission file number: 0-21985

                                   SEEC, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  PENNSYLVANIA                                     55-0686906
(State or Other Jurisdiction of Incorporation or       (I.R.S. Employer Identification No.)
                 Organization)
 5001 BAUM BOULEVARD, PITTSBURGH, PENNSYLVANIA                       15213
    (Address of Principal Executive Offices)                       (Zip Code)

       Registrant's telephone number, including area code: (412) 682-4991

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------                  -----------------------------------------
              None                                       Not applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 30, 1997, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $69,152,318 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

     The number of shares of the registrant's Common Stock outstanding as of the close of business on May 30, 1997 was 5,003,096.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of SEEC, Inc. to be used in connection with the 1997 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

================================================================================

ITEM 1. BUSINESS.

     SEEC, Inc. (the "Company" or "SEEC") provides a suite of software products and business solutions for maintaining and redeveloping legacy COBOL software applications and related databases, including solutions for year 2000 compliance. SEEC also provides solutions for the migration of existing COBOL applications from mainframe to client/server environments. The Company's software products and solutions are designed to minimize the time and cost of maintenance and redevelopment by automating various functions and utilizing well-defined and repeatable processes.

     The Company's software products, which are based on the Company's core COBOL analysis technology, automate many of the procedures required for COBOL application maintenance and redevelopment, including year 2000 compliance. In 1992, SEEC introduced the first PC Windows-based product for COBOL maintenance and redevelopment as an alternative to existing mainframe-based tools. The Company's products analyze and modify COBOL source code, which is downloaded from the mainframe to a PC/LAN Microsoft Windows environment where it is stored in application dictionaries for performance of maintenance and redevelopment functions. SEEC has also developed software tools that enable customers to extract business rules and functions from legacy COBOL applications for reuse in object-oriented client/server environments. SEEC markets and sells its products and solutions primarily to Fortune 1000 companies and similarly-sized business and governmental organizations.

INDUSTRY BACKGROUND

GENERAL COBOL MAINTENANCE AND REDEVELOPMENT

     Most large business and governmental organizations utilize large mainframe computer systems for the informational requirements of their businesses. These systems contain the core knowledge and processes that support the major operations of these organizations. Examples of such systems include insurance claims processing systems, airline reservation systems, on-line banking systems, manufacturing systems and utility billing systems. These computer systems are primarily run on large, mainframe computers using programs written in the COBOL programming language. The organizations that rely on these legacy systems typically have made enormous investments in their systems.

     Organizations that rely on large mainframe systems must continually maintain and redevelop their legacy applications to meet constantly changing information requirements and to incorporate advances in technologies. The maintenance and redevelopment process is time consuming and labor intensive. Industry sources estimate that worldwide there are more than 10,000 IBM mainframe sites and more than 150 billion lines of COBOL code currently in use. Industry sources also indicate that a substantial portion of COBOL application resources are dedicated to the maintenance and redevelopment of these systems. An immediate maintenance requirement is caused by the inability of most legacy applications to process accurately calculations and logic involving the year 2000 and beyond.

     The use of substantial resources in the maintenance and redevelopment process limits the resources available to large organizations for other important informational tasks, such as developing new software applications. Consequently, many large organizations are seeking to improve the maintenance and redevelopment process in order to reduce costs, improve productivity and preserve information systems investments. These trends have resulted in increased demand for automated software tools for maintenance and redevelopment that supplement traditional, mostly manual, methods that are often tedious, time consuming and error-prone. Many organizations lack the internal resources to incorporate new and developing technologies, train personnel, and develop efficient methodologies to perform or improve legacy applications maintenance and redevelopment. As a result, some organizations have outsourced certain functions to third-party service providers which have developed efficient, state-of-the-art approaches to legacy system maintenance and redevelopment.

YEAR 2000 OPPORTUNITY

     Awareness and recognition of the year 2000 problem has been spreading rapidly as the millennium approaches. The year 2000 problem relates to the highly-publicized inability of many existing computer systems to process information or logic completely or accurately involving the year 2000 and beyond. The problem results from the traditional use of two-digit date fields to perform computations and decision-making functions. For example, a program using a two-digit date field may misinterpret "00" as the year 1900 rather than 2000. As a result, many legacy systems are at risk. For instance, unless year 2000 compliance is completed in certain systems, credit cards and ATM cards will expire prematurely and insurance policies that span three to seven years cannot be written. These date-dependent programs are ubiquitous in legacy software applications used in many critical business operations.

     Many organizations lack the internal resources to address adequately the year 2000 problem in a timely manner. One industry source estimates that the overall cost of solving the year 2000 problem worldwide will be in the range of $300 billion to $600 billion. Another industry source estimates that for an average company with 35,000 programs, it would take 75 to 150 person-years to complete the necessary analysis and coding for year 2000 compliance, which translates into a three-year period for a team of 25 to 50 programmers. A number of solutions providers, including SEEC, have developed special programs to meet the needs of year 2000 compliance.

     SEEC believes that over the next two years most organizations will attempt to acquire cost-effective solutions for the year 2000 problem. As a result, SEEC anticipates that demand for year 2000 tools and solutions will grow significantly. Since the problem requires a large number of programs and systems to be corrected, it is anticipated that most organizations will not have adequate internal resources to perform all the year 2000 conversion tasks. Consequently, most organizations will attempt to utilize highly-automated solutions and in many cases to outsource the conversion to service providers who can achieve economies of scale by setting up procedures, or "factories," that utilize automation tools and well-defined processes for year 2000 compliance. In addition, SEEC believes that the year 2000 problem will cause many organizations to explore further the possibility of migrating all or portions of their legacy systems to client/server systems.

CLIENT/SERVER MIGRATION

     As computing technology evolves and information processing requirements expand, large organizations are seeking to preserve the investment in their existing systems by integrating their mainframe computers with modern distributed computer processing architectures, such as client/server systems. Distributed computing refers to computer transactions that may take place among different types of computers at one or more locations, thereby permitting enterprise-wide information exchanges to occur that otherwise might not be possible. In a client/server environment, a mid-range computer serves as a network's hub or server. The server is connected to several desktop PCs or workstations known as "clients" throughout an organization.

     SEEC believes that the client/server approach has several benefits over mainframe-based systems, including user friendliness, flexibility in creating new applications in response to changes in an organization's informational requirements, accessibility of corporate data from a variety of databases, and the ability to present data in a variety of formats. Client/server architectures are becoming more cost effective as a result of technological advances made in PCs, networking, disk storage, operating systems and software applications.

     SEEC expects many large organizations to adopt a strategy of retaining many key COBOL applications on existing mainframe systems, migrating all or part of other existing applications to a client/server environment and pursuing new application development in both mainframe and client/server environments. Although the year 2000 problem will require organizations to focus on mainframe systems maintenance, SEEC anticipates that it will also provide an impetus to replace some mainframe systems with client/server systems. SEEC anticipates that many organizations that engage in client/server migration will attempt to reduce their costs and risks by utilizing software tools that extract business rules and functions from legacy COBOL applications for reuse in object-oriented client/server environments. (Object-oriented technology is a new paradigm for designing a software system by describing the attributes of concepts, things and actions and then broadly reusing that description and its software code.) SEEC has developed software tools for this purpose and intends to market and sell its solutions and tools to new and existing customers engaged in client/ server migration.

SEEC'S STRATEGY

     SEEC's objective is to become a leading provider of software products and business solutions for the maintenance and redevelopment of legacy software applications and related databases. Key elements of the Company's strategy to achieve its objective are the following:

     Broad Based Distribution Strategy. SEEC intends to continue to pursue a broad based distribution strategy for its software tools and solutions, including selling directly to end-user customers, licensing to third-party service providers such as IBM Global Services, Unisys Corporation, Complete Business Solutions, Inc., Coopers & Lybrand LLP, and others, and utilizing product distributors.

     Customer Partnerships. A key element of the Company's strategy is to work in partnership with its customers to minimize the time and cost of legacy application maintenance and redevelopment. SEEC's Smart Change Factory combines the Company's software tools with well-defined procedures to efficiently utilize customer information resources. The Smart Change Factory provides a customer with a complete end-to-end solution and an analytical approach to year 2000 conversion whereby appropriate solutions for different software applications may be adopted and implemented in order to save the customer time and expense. The Smart Change Factory approach provides a range of options that address customer concerns regarding control over critical software applications. End-user customers have the option of implementing the Company's tools and solutions in-house or of outsourcing the maintenance work to SEEC or a licensed third-party service provider. See "Business--Products and Solutions--Smart Change Factory."

     PC/LAN Microsoft Windows-Based Software Tools. SEEC introduced the first PC-based COBOL maintenance and redevelopment tools in 1992. SEEC believes PC-based tools offer certain advantages over mainframe-based tools, including the ability to (i) utilize a graphical user interface that is easier to use and learn, (ii) analyze source code in a high-performance, interactive PC environment that conserves valuable mainframe resources and (iii) provide cost-effective solutions for maintenance and redevelopment.

GROWTH STRATEGY

     SEEC believes that year 2000 compliance will significantly increase the awareness of issues regarding legacy COBOL system maintenance and redevelopment. In addition, SEEC believes that the trend to outsource certain legacy application maintenance and redevelopment functions by Fortune 1000 or similarly-sized companies and government organizations will continue. The following are key elements of the Company's growth strategy.

     Increase Sales to Existing Customers. SEEC intends to increase its sales of software tools and solutions to existing customers, including year 2000 compliance tools and solutions. Many of SEEC's existing customers are currently examining the year 2000 problem or are engaged in year 2000 impact assessments and planning. The Company will also continue to provide customers with tools and solutions for year 2000 correction and testing.

     Target New Customers with Year 2000 Products and Solutions. SEEC intends to take advantage of the opportunity presented by the year 2000 problem by vigorously marketing the Smart Change Factory approach to year 2000 compliance and the benefits of PC-based solutions. In addition to expanding its direct marketing and sales activities, SEEC intends to establish additional marketing and distribution channels through additional distributors and strategic relationships with third-party service providers.

     Leverage Expanded Customer Base. SEEC anticipates that the knowledge and close working relationship it develops with its new and existing customers in providing solutions for year 2000 compliance will provide additional opportunities for SEEC to provide tools and solutions for on-going COBOL maintenance and redevelopment and for the longer-term process of migration from large mainframe to client/server environments. SEEC believes client/server systems will be implemented in an object-oriented environment and will create demand for extracting and reusing business rules. SEEC has already developed products such as COBOL Slicer and SEEC Object Designer in furtherance of this aspect of its business strategy. SEEC believes that these opportunities will sustain growth beyond the year 2000 although there can be no assurance that such growth will materialize.

     Enhance Technological Leadership and Excellence. SEEC intends to continue to expand the functionality of its products and solutions by developing new products and solutions that build on both its core technology and its experience with maintenance and redevelopment processes. SEEC also plans to pursue opportunities for product and technology acquisitions or alliances that complement its existing products or allow expansion into new product areas and markets.

PRODUCTS AND SOLUTIONS

CORE SOFTWARE TECHNOLOGY

     SEEC's software products, which are based on its core COBOL analysis technology, provide a comprehensive and integrated approach to automating many of the procedures required for COBOL application maintenance and redevelopment, including year 2000 compliance. The process utilized by SEEC's core COBOL analysis technology is described below.

     Download. COBOL and related source code resides in libraries on the mainframe. SEEC utilizes third party tools to download COBOL source code, database definitions, screen definitions and job control language to a PC or LAN server for capture into SEEC's application dictionary. SEEC provides interfaces with source control software to synchronize the sources with the version stored in the application dictionary.

     The Application Capture Facility. The application capture facility processes the downloaded source code to create an application dictionary that stores all of the information that represents the data and business logic of legacy COBOL systems. The Company's software utilizes proprietary parsing and data flow technology to create the relationships between the entity-related information reflected in a customer's files and databases, as well as the processes that use them. Most organizations have very little documentation of their legacy systems. The application dictionary enables users to understand the business intent of the existing systems by providing documentation of the legacy programs. Information about the flow of control among programs is also stored in the application dictionary, enabling users to group the items by business function.

     Application Dictionary. The application dictionary is a repository that stores all key design objects in a COBOL application, such as COBOL source code, database definitions, screen definitions and job control language, which is a set of instructions which helps the computer to manage the execution of programs and the use of computer resources.

     The Application Analysis Facility. The application analysis facility performs system and program, impact and logic analysis functions, each of which is described below:

          System and Program Analysis. The application analysis facility generates several views of programs and systems that help customers understand the logic of a program or the flow of control between programs and systems. It provides an interactive graphical view of the logic and data structures and enables a user to navigate through the application to locate execution patterns relating to a particular function. Program execution is simulated through a code walk-through feature whereby a user can trace program logic without data. It also identifies data and program anomalies such as dead code and dead data.

          Three examples of system and program analysis are control flow, data structure analysis and documentation. The control flow is based on job flows or analysis of transaction flow among programs. This documents the relationships between various program steps in a system and the files and databases processed in each step. The information regarding the screen dialog can also be obtained for on-line systems. The data structure analysis derives graphical views of database schema as represented in sequential files and databases. The databases which the system and program analysis facility supports are IBM's Information Management System ("IMS"), Database/2 ("DB2") and virtual sequential access method ("VSAM"). The user can view the data definitions and obtain information regarding where a data structure is used and the transformations performed on data by various programs. The application analysis facility automatically generates documentation of programs and systems. Most legacy systems have very little documentation. The documentation generated by the Company's core COBOL analysis technology increases the productivity of a programmer who is required to make changes or enhancements to a system unfamiliar to the programmer. Industry standard metrics to measure complexity of programs are also generated to assist in estimating effort required to maintain a legacy COBOL system.

          Impact Analysis. Impact analysis provides the ability to assess the impact of making changes to an application by analyzing the data flow and interrelationships between different components of an application. For example, this facility assesses the impact of expanding a database from two-digit date fields to four-digit date fields. The impact analysis will accurately identify the programs, affected items and affected logical statements in the application. The application analysis facility supports a wide range of databases such as IMS, DB2 and VSAM; Computer Associates IDMS and Software AG's ADABAS. The impact analysis reports can be loaded into any relational database for further analysis.

          Logic Analysis. Logic analysis is used to derive several program views which can be displayed or printed. Logic analysis is useful in conjunction with data flow analysis to understand and extract business rules and to understand and document programs.

     PC Test Environment. Once COBOL applications are modified, they must be tested to ensure proper performance. SEEC's goal is to provide an integrated workgroup environment for COBOL maintenance in the PC/LAN setting. To facilitate the programmer's task of using different tools that are customized for the programmer's installation, the Company's software products interface with testing tools from other software vendors.

     Upload. Third party tools are used to upload the redeveloped COBOL source code, database definitions, screen definitions and job control language from the PC/LAN server to the mainframe where additional testing may be performed.

PRODUCTS

     SEEC COBOL Analyst. COBOL Analyst is based upon the Company's core COBOL analysis technology. COBOL Analyst is a PC/LAN-based application maintenance and redevelopment software tool that is used for performing system-wide change impact analysis, program and system understanding, business rule extraction and documentation. Organizations use COBOL Analyst either to enhance existing legacy applications or to rewrite these applications in a client/server architecture based on business rules extracted from the legacy application. COBOL Analyst comes with several additional features to ease maintenance and redevelopment tasks. COBOL Analyst's Code Walk-thru facility guides programmers through multiple execution scenarios and records traversed paths for future analysis and follow-up. The Synonym Processor detects and identifies redundant data across programs, screens, files and databases in an application. COBOL Analyst's DB2 Analyzer loads and analyzes the DB2 data definitions and the structured query language ("SQL") embedded within the program in an application with drill-down capability to explore design details. The Inventory/Analysis tool allows users to feed system-level cross reference information into a relational database, enabling programmed and ad hoc queries.

     SEEC COBOL Analyst 2000. COBOL Analyst 2000 is an enhanced version of COBOL Analyst that contains all the capabilities of COBOL Analyst, as well as several additional features designed to address year 2000 compliance. COBOL Analyst 2000 assists in the assessment, planning and correction phases of year 2000 compliance by accurately identifying date fields in COBOL programs, databases and screens. The Year 2000 Reports Module of COBOL Analyst 2000 generates impact analysis reports and provides a cost model for estimating time, labor, and conversion requirements. COBOL Analyst 2000 is the only product with support for ADABAS and CA-IDMS databases in addition to IMS, DB2, CICS and VSAM. A special version of COBOL Analyst 2000 supports Unisys "A" Series COBOL.

     SEEC Smart Change 2000. Smart Change 2000 is an automated source renovation tool that uses a rule-based, expert system approach to convert code for year 2000 compliance in a controlled, well documented manner. Smart Change 2000 incorporates SEEC's extensive knowledge base of commonly-used date rules to identify the items and statements affected by the year 2000, and uses an expert system to select the appropriate rule to be applied. Smart Change 2000 modifies the affected date-related code, replacing it with year 2000 compliant code. Following renovation, all original source code remains intact and Smart Change 2000 changes are identified by tags that mark the code and explain why a correction was made (based on the date logic rule). Smart Change 2000 makes future code maintenance easier by providing this type of documentation as a reference for developers. SEEC Smart Change 2000 completed beta testing in fiscal 1997 and was released for general availability in April 1997.

     SEEC COBOL Slicer. COBOL Slicer, which is derived from the core COBOL analysis technology, utilizes "program slicing" technology to provide an interactive PC-based slicing tool that increases productivity by enhancing the understanding of program logic during application redevelopment. COBOL Slicer assists in the documentation of valuable business rules embedded in legacy COBOL systems. SEEC's COBOL Slicer allows customers to understand the program, data structures and input/output screens of an application. Business rules can then be identified by locating appropriate slicing criteria and understanding the code slice, control flow and the logical data model. COBOL Slicer is also being used for testing, including testing for year 2000 compliance. SEEC is currently enhancing COBOL Slicer to further automate the generation of test cases.

     SEEC Date Analyzer. Date Analyzer is a stand-alone product which provides year 2000 impact analysis for non-COBOL applications. Date Analyzer examines the various programs or source files across languages using a pattern-matching scheme and then analyzes the language rules to detect the items and statements which are potentially affected by the year 2000. Pre-defined language rules can be extended, and rules may be defined for languages not included as a part of the product. Currently, Date Analyzer can be used to perform year 2000 analysis on fifteen programming languages, including Software AG's NATURAL and Information Builders' FOCUS. The Company intends to enhance Date Analyzer to analyze other languages as market opportunities present themselves.

     SEEC Object Designer. Object Designer is a stand-alone product that interfaces with the Company's core COBOL analysis technology. Object Designer utilizes an object modeling technique to represent the business model and generate the database design for relational databases such as Oracle and Sybase. Object Designer allows the user to specify methods in C++ language, and generate objects which are reusable by applications in PC-based visual languages such as Microsoft's Visual Basic and Sybase's Power Builder. The object model can be populated by mapping objects to entities in the legacy application using the application dictionary. Object Designer may be utilized in conjunction with COBOL Analyst and COBOL Slicer and/or third party software tools to extract business rules to build reusable objects for client/server migration. Object Designer is currently in the alpha testing stage of development and has not been marketed and sold to date. SEEC expects that its first sales of Object Designer will be in the second half of fiscal 1998.

SMART CHANGE FACTORY

     The year 2000 problem presents a significant marketing opportunity for SEEC. SEEC provides year 2000 compliance solutions through its Smart Change Factory, a repeatable process that combines the Company's proprietary software tools with certain third-party software tools and well-defined procedures designed to efficiently utilize customer information resources. The Company's Smart Change Factory products and solutions may be integrated with a customer's existing organization, allowing the customer to retain control of critical software applications. The Company's products and solutions may also be used for complete application outsourcing by the customer to SEEC or to licensed third-party solution providers.

     The year 2000 compliance process involves four phases: (1) inventory and impact assessment, (2) planning, (3) source renovation and (4) testing. The inventory and impact assessment and source correction phases can be automated to a greater extent using software tools than the planning and testing phases, which tend to be more labor intensive and require more expert intervention. The Company's approach to each of these phases is discussed below.

     Inventory and Impact Assessment Phase. This phase, which is highly automatable, involves identification of the applications, programs, files, databases and external interfaces that are or may be affected by the use of two-digit date fields, assessment of potential program or system failures that may occur, identification of programs that must be corrected, and a preliminary estimate of the timing and cost of implementing required corrections. SEEC's COBOL Analyst 2000 automates various functions, including identification of date items, synonyms and year 2000 affected source code. That information is then imported to Microsoft Access or other relational databases, and is used to create a set of technical assessment reports identifying in detail affected programs, data items and logic statements, as well as a preliminary estimate of source correction and testing budgets.

     Planning Phase. The planning phase involves analysis of the data generated in the impact assessment phase in order to generate a comprehensive plan for implementation of the correction process, including tools and procedures to be used, sequencing of programs for the correction phase, and test procedures to be followed. This phase is critical to developing an efficient correction and test phase plan to minimize customer expenses and maximize utilization of customer information resources. On an outsourced project, SEEC will work very closely with the customer during this phase to develop a plan that takes into consideration the nature of the organization, its informational requirements and budget constraints. It is during this phase that the Smart Change Factory approach described below will be applied analytically to determine the most appropriate correction for each application, which may be program logic changes for certain applications and date field expansion for others. During the planning phase SEEC may also recommend phasing out particular programs, replacement of particular programs, redevelopment of programs, or no correction at all. COBOL Analyst 2000 is used as an assistance tool in the planning process, but this process necessarily involves a significant amount of judgment and decision-making.

     Source Renovation Phase. This phase involves implementation of the corrective steps decided upon in the planning phase. Software tools can significantly improve productivity in this phase, and SEEC has introduced Smart Change 2000 to address that need. In the Smart Change Factory process, source renovation is a well defined, assembly line-like process, with repeatable steps. Smart Change 2000 uses a rule-based, expert system editing approach in which program logic changes can be implemented by defining rules for handling different patterns of data usage.

     Testing Phase. In this phase, all corrected and functionally related programs must be tested to ensure proper functionality and continued operation using the year 2000 and beyond. SEEC and industry sources estimate that this phase of the year 2000 compliance process will be the most time consuming, the most labor intensive and the least susceptible to automation. SEEC is enhancing its software tools to add features that will automate certain steps in the testing phase. Testing parameters will vary for each customer, depending on industry and legacy applications in place.

     The Smart Change Factory approach to year 2000 compliance may be distinguished from the so-called "mass change" approach which involves the automatic expansion of all two digit date fields in all applications to four digit date fields. The Smart Change Factory approach, on the other hand, involves analysis of the impact of the year 2000 on each application and a determination of the most appropriate solution for each application. Under the Smart Change Factory approach, the Company's tools are utilized to help determine the technical feasibility of implementing program logic changes to particular applications that enable the applications to become year 2000 compliant without expanding date fields. The Company's tools are then utilized to assist in implementing date field expansion where appropriate and program logic changes where appropriate. The Smart Change Factory approach typically involves more time and effort in the planning phase of the process, while the mass change approach typically involves considerably more time and effort in the correction and testing phases. Since the source correction and testing phases tend to be much larger and more labor intensive than the planning phase, the mass change approach can result in significantly higher costs to the customer.

SEEC'S CLIENT/SERVER MIGRATION SOLUTION

     SEEC's client/server migration solution is based on SEEC's redevelopment process which leverages the entity information and the business rules embedded in legacy COBOL software applications. SEEC's tools avoid the re-creation of entity information and business rules, a costly and time consuming process. SEEC's methodology enables the user to rapidly build an object model utilizing SEEC's Object Designer product, which reuses information from the legacy COBOL systems stored in the COBOL Analyst Application Dictionary.

     SEEC's client/server solutions are based on a three-tiered architecture where the business objects created from the legacy COBOL systems in conjunction with visual and database objects enable a user to build an application rapidly. SEEC's redevelopment process enables an information systems organization to extract business rules for reuse in the client/server environment using the COBOL Slicer tool.

PRICING OF PRODUCTS AND PROFESSIONAL SERVICES

     SEEC's software products are typically licensed to customers. License agreements generally limit the use of products to a user or number of users. The LAN license will permit concurrent use which is monitored by the LAN server component of the product. Some of the software components are licensed for use on designated servers or a number of servers at a specified site. The approximate prices for typical five-user workgroup licenses are: for COBOL Analyst--$40,000, for COBOL Analyst 2000--$70,000, for COBOL Slicer--$75,000, and for Date Analyzer--$50,000.

     Smart Change 2000 pricing is structured differently for end-user customers versus third-party solution providers who may have established year 2000 "factories" for processing and correcting or renovating their multiple customers' source code. End-user customers will be charged a license fee for Smart Change 2000 that is scaled to their total lines of code ("LOC"), with the license fee increasing as the LOC count increases. Factory pricing for third-party solution providers has been established as a LOC usage fee which varies based on the LOC volume processed through the factory utilizing SEEC's tools and processes. The volumes of LOC processed are monitored by the Company through the use of programmed devices that attach to the factory computers. SEEC software is provided to the factories with no license fees, although maintenance fees are charged based on the applicable list prices for the software. The price for Smart Change 2000 for a typical end-user will range from $100,000 to $300,000. Depending on the total LOC, a large end-user customer could pay in excess of $1 million to license Smart Change 2000. Minimum pricing for factories is comparable to the typical end-user pricing, however there is no upper limit on the total cost since pricing is based on lines of code processed through the factory using Smart Change 2000.

     The Company's professional services are generally priced on a time-and-materials basis. Year 2000 impact assessments are conducted for a fixed price based on the number of lines of code in a customer's legacy system. A typical assessment for a Fortune 1000 company is priced in the $100,000 to $150,000 range. Year 2000 planning and renovation projects, which typically represent a significantly larger share of the total cost of year 2000 compliance, are priced either on a time-and-material or fixed-price basis. System integration testing and implementation support is done on a time and materials basis. Customers generally pay travel and living expenses for SEEC's personnel working at the customer site.

CUSTOMER AND TECHNICAL SUPPORT

     SEEC's standard license agreement does not require SEEC to provide maintenance for any period of time and does not provide express or implied warranties for SEEC's product software. SEEC offers maintenance for each of its products, which entitles the customer to receive technical support and advice, including problem resolution services, installation assistance, error corrections and any product enhancements released during the maintenance period. Maintenance and support services are provided primarily by telephone or e-mail from SEEC's Pittsburgh, Pennsylvania headquarters.

MARKETING, SALES AND CLIENTS

     SEEC markets its products and services primarily to Fortune 1000 companies and similarly-sized business and governmental organizations. SEEC's marketing efforts are implemented through its direct sales force utilizing a direct mail campaign supported by promotion through trade articles and trade shows that address the software maintenance market. SEEC's marketing efforts are also implemented through software licenses and other arrangements with service providers that provide solutions to COBOL maintenance. SEEC sells and supports its products and services from its Pittsburgh, Pennsylvania headquarters. As of March 31, 1997, SEEC had 13 employees engaged in sales and marketing.

     In fiscal 1997, approximately 16% of the Company's revenues were from sales to customers outside of the United States, including sales to ERA Software Systems Private Limited ("ERA"), an affiliated company and distributor in India. Previously, substantially all of the Company's revenues had come from sales in the United States.

     Prior to fiscal 1996, SEEC deferred efforts to further develop its sales and marketing infrastructure due to limited resources and Viasoft Inc.'s ("VIASOFT's") limited exclusive distribution rights, which expired in May 1995. SEEC has used a portion of the proceeds of its initial public offering to expand the sales and marketing of its products and services.

     SEEC intends to continue to pursue a broad-based distribution strategy for its software tools and solutions. In addition to making direct sales to end-user customers, SEEC licenses its products and solutions to several third-party solution providers such as IBM Global Services, Unisys Corporation, Complete Business Solutions, Inc., Coopers & Lybrand LLP, and others. These third-party solution providers utilize the Company's tools and solutions in connection with COBOL maintenance and redevelopment engagements, including year 2000 compliance, with their own customers. SEEC also intends to utilize product distributors for sales of its products. SEEC has a product distribution agreement with ERA.

     In November 1993, SEEC entered into a five-year International Software Marketing and License Agreement (the "VIASOFT Agreement") with VIASOFT, pursuant to which SEEC granted VIASOFT a worldwide license to use and market all of SEEC's products that address the COBOL maintenance market, including the COBOL Analyst product line, but excluding the Year 2000 products, under VIASOFT'S private label "ESW/PC". The license granted to VIASOFT limited exclusive marketing rights through June 1, 1995 and non-exclusive rights thereafter. Pursuant to the VIASOFT Agreement, VIASOFT pays SEEC a royalty of 30% of all license or maintenance fees related to its distribution of SEEC's products up to a maximum of $2 million and thereafter a royalty of 25% of license fees and 30% of maintenance fees related to SEEC's products. During fiscal 1995, 1996 and 1997, revenue from VIASOFT accounted for approximately 13%, 8% and less than 1%, respectively, of SEEC's total revenue.

     SEEC gave notice to VIASOFT on December 3, 1996 of its intention to terminate the VIASOFT Agreement as a result of VIASOFT'S not making minimum royalty payments of at least $1,000,000 during the 12 months preceding the third anniversary of the date of the Agreement. SEEC has received notice from VIASOFT that it does not intend to extend the VIASOFT Agreement by making such minimum payments and acknowledging that the VIASOFT Agreement will terminate effective June 4, 1997. Following such termination date, SEEC will be obligated to provide VIASOFT with sufficient copies of the licensed products to cover the unearned advance royalties from VIASOFT. The unearned advance royalties were approximately $781,000 at March 31, 1997. The estimated cost for SEEC to provide copies of the licensed products to VIASOFT is approximately $10,000.

     The VIASOFT Agreement permitted SEEC to use VIASOFT'S proprietary COBOL Parser Validation Suite to test SEEC's products. In exchange for such use, SEEC agreed to pay to VIASOFT a royalty of 5% of SEEC's sales of products which contain or use a COBOL parser, subject to a maximum royalty payment of $1 million and a minimum royalty payment of $100,000, during the five-year period ending November 30, 1998.

     SEEC has granted several organizations the non-exclusive right to market SEEC's products in connection with COBOL maintenance and redevelopment solutions, including year 2000 solutions. SEEC intends to enter into additional distribution, license and/or marketing agreements, particularly with service providers or strategic systems integrators, for its software products.

     Following is a partial list of customers and service providers that have purchased products and/or services from SEEC:

                                 CUSTOMERS                                      SERVICE PROVIDERS
                                 ---------                                    ---------------------
Aluminum Company of America          Mack Trucks, Inc.                        Complete Business
American Savings Bank                Northern Illinois Gas Company            Solutions, Inc.
Anthem Insurance Companies, Inc.     Olin Corporation                         Coopers & Lybrand LLP
Bank of New York                     Rockwell International                   IBM Global Services
                                                                              Patni Computer
Foremost Insurance Company           Corporation                              Systems
 (through IBM's Integrated           Sallie Mae                               Quasar Professionals
 Systems and Solutions Corp.)        University of Pittsburgh                 Satyam Computer
Harris Trust and Savings Bank        Weirton Steel Corporation                Services Limited
Human Resources Administration--     Wells Fargo Bank                         Silverline Industries
 The City of New York                Wheeling-Pittsburgh Steel                Unisys Corporation
Human Resources Department--Canada   Coporation
Illinois Department of
 Employment Security

     During fiscal 1995, revenues from Complete Business Solutions, Inc. ("CBSI") and VIASOFT represented 41% and 13%, respectively, of SEEC's total revenues. During fiscal 1996, revenues from CBSI, ASD International and Wheeling-Pittsburgh Steel Corporation accounted for 32%, 14% and 10%, respectively, of SEEC's total revenues. During fiscal 1997, revenues from CBSI accounted for 19% of SEEC's total revenues. No other customer accounted for more than 10% of SEEC's total revenues in fiscal 1995, 1996 or 1997.

COMPETITION

     The market for SEEC's software products and solutions, including its solutions for the year 2000 problem and client/server migration, is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products. SEEC's principal competitors in the software tools market include VIASOFT, Micro-Focus Group Public Limited Company and Computer Associates International, Inc. The Company also competes with large service providers such as Cap Gemini America, Computer Horizons Corp., Peritus Software Services, Inc., Millennium Dynamics, Inc., and the Big Six accounting firms. Certain of these service providers have developed or acquired proprietary software tools.

     SEEC believes that the principal factors affecting competition in the software tools market include product performance and reliability, product functionality, ability to respond to changing customer needs, ease of use, training, quality of support and price. The primary competitive factors in the solutions markets, including the year 2000 compliance market, are price, service, the expertise and experience of the service personnel and the ability of such personnel to provide solutions to applications problems. Other than technical expertise and, with respect to the year 2000 compliance market, the limited time available until the year 2000 arrives, there are no significant proprietary or other barriers to entry that could prevent potential competitors from developing or acquiring similar tools or providing competing solutions in the Company's market.

     The Company's ability to compete successfully in the sale of products and solutions will depend in large part upon its ability to attract new customers, to deliver and support product enhancements to its existing and new customers and to respond effectively to continuing technological change by developing new products and solutions. The Company believes that its PC-based tools will enable it to compete effectively with various other tool vendors, including those that offer mainframe solutions, in certain segments of the year 2000 market and the COBOL maintenance and redevelopment market. SEEC believes that its primary competitive advantages are price, performance and support. The Company believes that the performance and support advantages of its PC-tools include a graphical user interface, ease-of-use and portability, coverage and maintenance for a wide range of platforms, languages and databases, and the accuracy and completeness of analysis and solutions that its tools provide.

     SEEC believes its Smart Change Factory approach offers a comprehensive, competitive advantage. The Company's Smart Change Factory offers customers time- and expense-saving options for a complete end-to-end solution and an analytical approach to year 2000 conversions. See "Business-- Products and Solutions-- Smart Change Factory."

     SEEC's PC-based tools are offered at a lower price than mainframe solutions, provide similar functionality, and also enable valuable mainframe resources to be conserved because year 2000 compliance and on-going maintenance and redevelopment functions are performed on the PC.

EMPLOYEES

     SEEC had 37 employees as of March 31, 1997, including 13 in sales and marketing, 10 in research, development and customer support, 9 in professional services and 5 in corporate operations and administration. In light of SEEC's plans for continued expansion and growth in order to capture a significant share of the year 2000 compliance market, the future success of SEEC will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the computer software industry, particularly for talented software developers, service consultants and sales and marketing personnel.

     The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled managerial, technical, marketing and support personnel. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

INTELLECTUAL PROPERTY

     SEEC relies on a combination of copyright, trade secret and trademark laws, and contractual provisions to establish and protect its rights in its software products and proprietary technology. SEEC protects the source code version of its products as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of SEEC's products or reverse engineer or obtain and use information that SEEC regards as proprietary. SEEC has no patents, and existing copyright and trade secret laws offer only limited protection. Certain provisions of the license and distribution agreements generally used by SEEC, including provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions, and SEEC is required to negotiate limits on these provisions from time to time. In addition, the laws of some foreign countries do not protect SEEC's proprietary rights to the same extent as do the laws of the United States. SEEC has been and may be required from time to time to enter into source code escrow agreements with certain customers and distributors, providing for release of source code in the event SEEC breaches its support and maintenance obligations, files bankruptcy or ceases to continue doing business. SEEC licenses its products for PCs pursuant to "shrink-wrap" license agreements that are not negotiated with or signed by licensees and may therefore be unenforceable in certain jurisdictions.

     SEEC's competitive position may be affected by its ability to protect its proprietary information. However, because the software industry is characterized by rapid technological change, SEEC believes that patent, trademark, copyright, trade secret and other legal protections are less significant to SEEC's success than other factors such as the knowledge, ability and experience of SEEC's personnel, new product and service development, frequent product enhancements, customer service and ongoing product support.

     While SEEC has no knowledge that it is infringing the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to existing or future products. Any such assertion by a third party could require SEEC to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product or service.

     SEEC plans to continue significant research and development to enhance the functionality and performance of its COBOL Analyst product line. In fiscal 1998, the emphasis will be on enhancing the automation in source correction for year 2000 compliance for COBOL systems, enhancement of COBOL Slicer for test coverage analysis, increased support for non-COBOL languages, and enhancement of its Object Designer product for client/server migration based on customer feedback and technology trends in the industry.

     SEEC's development of new products has been accomplished primarily with in-house development personnel and resources in conjunction with ERA. The initial development of SEEC's COBOL maintenance products was funded in part by a grant from the Industrial Credit and Investment Corporation of India Limited ("ICICI") pursuant to the Cooperation and Project Financing Agreement dated June 1, 1990 among ICICI, SEEC and ERA (the "Project Financing Agreement"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     The Project Financing Agreement provided for joint ownership by SEEC and ERA of all products developed with funds provided thereunder. In March 1996, SEEC and ERA entered into a Product Purchase Agreement (the "Product Purchase Agreement"), pursuant to which ERA transferred its ownership interest in SEEC's products and technologies to SEEC and agreed to assist SEEC in developing new products and technologies. Pursuant to the Product Purchase Agreement, ERA has the nonexclusive right to perform design and development work with respect to SEEC's products pursuant to specified development schedules. In addition, ERA has agreed to maintain in India the necessary infrastructure and personnel to support such design and development work. ERA has also agreed to transfer to SEEC the necessary manpower for product support and to maintain a team of personnel in India for maintenance of SEEC's products.

     SEEC has the right to purchase ERA's research and development facility, including personnel, equipment and information utilized by ERA for design, development and maintenance of products, upon the occurrence of certain events including a change of control of ERA, a termination of the Product Purchase Agreement by ERA upon twelve months notice, certain defaults by ERA, an initial public offering by ERA or the failure by the parties to agree upon maintenance fees after the first six years of the Product Purchase Agreement.

     As of March 31, 1997, SEEC had ten employees engaged in product development and support, and ten employees of ERA were engaged in product development for SEEC. All of SEEC's research and development employees are located at SEEC's Pittsburgh, Pennsylvania headquarters. In addition to developing new products, SEEC continually updates its existing products through enhancements and new releases.

     During fiscal 1995, 1996 and 1997, research and development expenditures, including research and development fees paid to ERA, were $407,000, $337,000, and $427,000, respectively.

OTHER

     Certain statements in this Form 10-K relate to future events and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other important factors that may cause the actual results, performance or achievements of the Company to be materially different from those described in or contemplated by such forward-looking statements. Such factors include, in addition to any uncertainties specifically identified in the text surrounding such statements and the risks detailed from time to time in the Company's Securities and Exchange Commission filings, the following:

POSSIBLE FLUCTUATION OF OPERATING RESULTS; FUTURE OPERATING RESULTS UNCERTAIN

     The Company has experienced fluctuations in revenue and operating results. These fluctuations are due, in part, to the budgeting and purchasing practices of the Company's customers, which affect the volume and timing of product orders and solution engagements received by the Company. The Company's solutions business may be characterized by significant customer concentration and relatively large projects. The timing of product shipments or completion of customer solution engagements, especially at or near the end of any accounting period, could cause variations in operating results from period to period and could result in quarterly losses. In addition, variations in the Company's revenue and operating results may occur as a result of a number of other factors, such as employee hiring and utilization rates and the number of working days in a quarter, demand for the Company's products and solutions, and competitive conditions in the industry. Many of these factors are not within the Company's control. Fluctuations in operating results may also adversely affect and cause volatility in the market price of the Company's Common Stock. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

INTENSE COMPETITION

     The market for the Company's software products and solutions, including its solutions for the year 2000 problem and client/server migration, is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products. The Company's principal competitors in the software tools market include VIASOFT, Micro-Focus Group Public Limited Company and Computer Associates International, Inc. The Company also competes with large service providers such as Cap Gemini America, Computer Horizons Corp., Peritus Software Services, Inc., Millennium Dynamics, Inc. and the Big Six accounting firms. Certain of these service providers have developed or acquired proprietary software tools. Many of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. The Company believes that the principal factors affecting competition in its markets include product performance and reliability, product functionality, ability to respond to changing customer needs, ease of use, training, quality of support and price. Other than technical expertise and, with respect to the year 2000 compliance market, the limited time available to enter the market, there are no significant proprietary or other barriers to entry that could keep potential competitors from developing or acquiring similar tools or providing competing solutions in the Company's market.

     The Company's ability to compete successfully in the sale of products and solutions will depend in large part upon its ability to attract new customers, sell products and services, deliver and support product enhancements to its existing and new customers and respond effectively to continuing technological change by developing new products and solutions. There can be no assurance that the Company will be able to compete successfully in the future, or that future competition for product sales and solutions will not have a material adverse effect on the business, results of operations and financial condition of the Company.

UNCERTAINTY OF CURRENT AND FUTURE DEMAND FOR YEAR 2000 SOLUTIONS

     The Company is currently focusing significantly on the marketing and sale of products and solutions for year 2000 assessment, planning, correction and testing. Although the Company believes that the market for solutions to the year 2000 problem will grow significantly as the year 2000 approaches, there can be no assurance that this market will develop to the extent anticipated by the Company. In addition, organizations affected by the year 2000 problem may not be willing or able to allocate the financial or other resources required to address the problem in a timely manner. Many organizations may attempt to resolve the problem internally rather than purchase tools and solutions from outside firms such as the Company. Due to these factors, development of the market for solutions to the year 2000 problem is uncertain and unpredictable. If the market fails to increase, or increases more slowly than anticipated, the Company's business, operating results and financial condition could be materially and adversely affected. Furthermore, the demand for year 2000 products and solutions is likely to diminish rapidly after the year 2000. As a result, the Company could experience a significant decline in revenues unless it is able to offset declines in year 2000 related revenues with increased sales of products and solutions for general legacy system maintenance and redevelopment or for migration of COBOL applications from mainframe systems to client/server systems. There can be no assurance that the Company will be able to replace revenues related to year 2000 products and solutions after the year 2000.

UNCERTAINTY OF MARKET ACCEPTANCE OF SEEC'S PRODUCTS AND SOLUTIONS

     Failure of the Company to achieve market acceptance of its products and solutions will have a material adverse effect on the Company's business, results of operations and financial condition. Future revenues from sales of products and solutions are dependent on the use of PCs by large organizations as a solution platform for COBOL maintenance and redevelopment. Currently most maintenance and redevelopment software tools are designed for use on mainframe platforms. The Company believes that PC-based tools and solutions have certain advantages over mainframe-based solutions but are relatively new and not widely used. A large number of decision-makers who might evaluate the Company's products and solutions are experienced in mainframe operating environments and may not readily accept PC-based products and solutions. Additional marketing and educational activities will be necessary to convince the COBOL maintenance and redevelopment market of the advantages of PC-based solutions. Failure to achieve wider market acceptance of PC-based solutions could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's year 2000 products and solutions provide automated solutions for many year 2000 assessment, planning, correction and testing tasks and procedures. There can be no assurance that potential customers will perceive the benefits of automation of various year 2000 compliance tasks, and therefore they may determine to perform manually all aspects of the year 2000 compliance process.

     The Company has developed products for the migration of existing COBOL software applications from mainframe to client/server architectures. The Company has not attempted to market and sell such products to date and there can be no assurance that they will achieve market acceptance. The Company anticipates that migration from mainframe systems to client/server systems will be gradual, particularly for customized applications. Many organizations perceive a high degree of risk and expense in migrating entire applications from a mainframe to a client/server. As a result, the market for client/server migration tools and solutions may not develop to the extent or in the time periods anticipated by the Company.

DEPENDENCE ON KEY PERSONNEL

     The Company's success will depend in part upon its ability to hire and retain key senior management and skilled technical, professional services and marketing personnel. Although the Company believes it will be able to hire qualified personnel for such purposes, an inability to do so could materially adversely affect the Company's ability to market, sell and enhance its products and solutions. The market for qualified personnel has historically been, and the Company expects that it will continue to be, intensely competitive. The demand for experienced COBOL project managers and programmers is expected to continue to increase significantly over the next several years, particularly as a result of the year 2000 problem. The Company has recently hired senior financial and sales managers and intends to hire other senior management personnel in the near future. The Company's success will depend in part on the successful assimilation and performance of these individuals. The loss of one or more of its key employees or the Company's inability to hire and retain other qualified employees could have a material adverse effect on the Company's business. The Company has employment agreements with certain key employees, but does not maintain key man life insurance on any of these persons.

ABILITY TO MANAGE CHANGE AND RAPID GROWTH

     The Company expects its business and the industry in which it competes to continue to undergo rapid change. The Company plans to expand significantly distribution and marketing capabilities, solutions capabilities, the number of Smart Change Factories and management and personnel infrastructure. In light of the business opportunities presented by the year 2000 problem, the Company's business strategy contemplates rapid growth. If the Company experiences rapid growth, its ability to be profitable may depend, among other things, on its ability to manage a large number of personnel, a number of Smart Change Factories and other maintenance and redevelopment projects concurrently on a worldwide basis. The failure of the Company's management to respond effectively to and manage changing technological and business conditions could have a material adverse impact on the Company's business, results of operations and financial condition.

ABILITY TO ADDRESS TECHNOLOGICAL CHANGES AND CUSTOMER REQUIREMENTS

     The Company's future success will depend significantly on its ability to enhance its current products and develop or acquire new products to satisfy evolving industry standards, technological developments and changing customer needs. There can be no assurance that the Company will be successful in developing or acquiring product enhancements or new products, that it can introduce such products or enhancements on a timely basis, or that any such products or enhancements will be successful in the marketplace. The Company's delay or failure to develop or acquire technological improvements or to adapt its products to technological change would have a material adverse effect on its business, results of operations and financial condition. There can also be no assurance that new technologies will not be developed by one or more third parties that render the Company's tools and solutions for COBOL maintenance and redevelopment or client/server migration technologically obsolete.

POSSIBLE VOLATILITY OF STOCK PRICE

     The Company believes factors such as general conditions in the computer hardware and software industries and announcements of new products by the Company or by its competitors may cause the market price of the Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations, over which the Company has no control, may adversely affect the market price of the Common Stock.

INABILITY TO PROTECT PROPRIETARY RIGHTS

     The Company regards its software products and solutions as proprietary and attempts to protect them under a combination of copyright, trade secret and trademark laws as well as by contractual restrictions on employees and third parties. Despite these precautions, it may be possible for unauthorized parties to copy the Company's software or to reverse engineer or otherwise obtain and use information the Company regards as proprietary. The Company has no patents, and existing trade secret and copyright laws provide only limited protection. Certain provisions of the license and distribution agreements generally used by the Company, including provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions, and the Company is required to negotiate limits on these provisions from time to time. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

     Significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims for infringement. Although the Company is not currently involved in any litigation with respect to intellectual property rights, infringement claims against software developers are likely to increase as the number of functionally similar products in the market increases. There can be no assurance that third-party claims, with or without merit, alleging infringement will not be asserted against the Company in the future. Such assertions can be time consuming and expensive to defend and could require the Company to cease the manufacture, use and sale of infringing products and services, to incur significant litigation costs and expenses and to develop or acquire non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop or acquire alternative technologies or to obtain such licenses on commercially acceptable terms.

POTENTIAL FOR PRODUCT LIABILITY

     The Company's products and solutions relate to key aspects of its customers' information systems. The Company has never been the subject of a damages claim related to its products. However, any failure in a customer's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. In connection with the sale of its products and services, the Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions. Despite this precaution, there can be no assurance that the limitations of liability set forth in its customer contracts would be enforceable or would otherwise protect the Company from liability for damages. Additionally, the Company maintains general liability insurance coverage with limits of $1 million. However, there can be no assurance that such coverage will continue to be available on acceptable terms, or will be sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, such as premium increases or the imposition of large deductible or co-insurance requirements, could materially and adversely affect the Company's business, operating results and financial condition.

ITEM 2. PROPERTIES.

     The Company's headquarters and principal administrative, sales and marketing, and research and development operations are located in approximately 6,000 square feet of leased space in Pittsburgh, Pennsylvania. The Company occupies these premises under a lease expiring in December 1997. In addition, the Company leases office space in Chicago, Illinois and Cincinnati, Ohio. The Company anticipates that additional space will be required as its business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     From January 22, 1997, the effective date of the Company's initial public offering, through May 7, 1997, the Common Stock of the Company was traded on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "SEEC." Beginning May 8, 1997 the Company's Common Stock began trading on the Nasdaq National Market under the same symbol. The following table sets forth the range of high and low sale prices of the Common Stock as reported on the Nasdaq Market for the periods indicated.

                                                                           HIGH      LOW
                                                                          ------    -----
      FISCAL YEAR 1997:
      Fourth Quarter (ended 3/31/97)...................................   $11.25    $7.50
      FISCAL YEAR 1998:
      First Quarter (through 5/30/97)..................................   $21.25    $8.13

     On May 30, 1997, the last reported sale price per share of the Common Stock on the Nasdaq Market was $18.88. As of such date there were approximately 1,500 holders of record of the Company's Common Stock.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                  YEAR ENDED MARCH 31,
                                                    -------------------------------------------------
                                                     1993      1994      1995       1996       1997
                                                    ------    ------    -------    -------    -------
Statement of Operations Data:
  Total revenue                                     $  456    $  864    $   785    $ 1,029    $ 2,623
  Loss from operations                                (375)     (173)      (339)      (287)      (481)
  Net loss                                            (416)     (222)      (396)      (342)      (396)
  Loss per share of common stock                    $ (.16)   $ (.08)   $  (.15)   $  (.13)   $  (.13)
  Weighted average number of common shares           2,529     2,623      2,624      2,630      3,036
     outstanding
Balance Sheet Data:
  Working capital (deficit)                         $  (28)   $    6    $   187    $   128    $13,151
  Total assets                                         128       235        583        429     14,058
  Advance royalty                                       --       159        698        796        781
  Long-term obligations                                702       810        858      1,041        150
  Total shareholders' equity (deficit)                (720)     (942)    (1,337)    (1,677)    12,344

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company was founded in 1988 to develop tools and solutions for maintenance and redevelopment of legacy COBOL applications. In 1992, the Company commercially introduced its first product, COBOL Analyst. From 1992 to 1996, the Company devoted significant resources to developing its proprietary suite of products for COBOL maintenance and redevelopment, including products for year 2000 impact analysis. In 1995 and 1996, the Company introduced its COBOL Analyst 2000, COBOL Slicer, LAN version of COBOL Analyst, and Date Analyzer products. During the fourth quarter of the fiscal year 1997, the Company completed beta testing of its source correction tool for year 2000--Smart Change 2000--and subsequently introduced the tool for general availability. The Company has continually enhanced its COBOL Analyst product line. The Company began to increase its commitment to providing year 2000 related professional services in fiscal year 1996 as a result of the increased awareness of and demand for year 2000 solutions.

     The Company derives its revenues primarily from software license fees, professional services fees and royalties from distributors of the Company's software products. The Company's software is licensed primarily to Fortune 1000 companies, governmental organizations and service providers. Product related services are provided to customers in conjunction with its software products, and other professional services are primarily programming services provided on a contract basis to similar large organizations. The Company's products and services are marketed through its sales force directly in the United States and Canada, and through product distributors, service providers and systems integrators worldwide. Through fiscal year 1996, substantially all of the Company's revenues had come from sales in the United States. In fiscal year 1997, approximately 16% of the Company's revenues were from sales to customers outside the United States.

     The Company's revenues from software license fees and product-related professional services increased significantly in the fiscal year ended March 31, 1997. This increase is attributable to the investments made since July 1995, and in particular, since the Company's initial public offering in January 1997, in marketing year 2000 tools and solutions. The Company anticipates that this trend will continue as it continues to build its sales and marketing infrastructure. The demand for the Company's year 2000 products and solutions are expected to increase significantly as market awareness of the year 2000 problem continues to grow. The Company expects that the knowledge and close working relationships developed with customers in providing year 2000 solutions will provide additional opportunities for the Company to provide on-going solutions for COBOL maintenance and redevelopment and for migration from mainframe to client/server environments.

     The Company anticipates that its revenues from software license fees will increase not only as a result of increased awareness of the year 2000 problem, but also as a result of the Company providing VIASOFT with copies of its software products following termination of its International Software Marketing and License Agreement with VIASOFT. The $781,000 balance of the unearned advance royalty from VIASOFT as of March 31, 1997 will be recognized as income by the Company as copies of the licensed programs are manufactured and delivered to VIASOFT pursuant to its request. See "Item 1. Business--Sales, Marketing and Distribution."

     Revenues from professional services fees--other are expected to continue to decrease in significance as the Company shifts its resources and professional staff from contract programming to year 2000 products and services.

     The Company recognizes software license fees upon shipment of the software to the customer. Revenues from software maintenance are deferred and recognized straight-line over the contract support period, which is generally one year. Software maintenance contracts are generally renewable on an annual basis, although the Company also negotiates long-term maintenance contracts from time to time. Revenues from professional services are recognized as the services are provided or on achievement of performance milestones.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain income and expense items.

                                                                              YEAR ENDED MARCH 31,
                                                                              --------------------
                                                                              1995    1996    1997
                                                                              ----    ----    ----
Revenues:
     Software license fees.................................................    37%     26%     42%
     Software maintenance fees.............................................    13      10       6
     Professional services fees--product related...........................     5      18      29
     Professional services fees--other.....................................    45      46      23
                                                                              ---     ---     ---
          Total revenues...................................................   100     100     100
                                                                              ---     ---     ---
Operating expenses:
     Cost of software license and maintenance fees.........................    12      10      10
     Professional services--product related................................     1       6      17
     Professional services--other..........................................    31      43      20
     General and administrative............................................    17      13      17
     Sales and marketing...................................................    30      23      38
     Research and development..............................................    52      33      16
                                                                              ---     ---     ---
          Total operating expenses.........................................   143     128     118
                                                                              ---     ---     ---
Loss from operations.......................................................   (43)    (28)    (18)
Total other income (expense), net..........................................    (7)     (5)      3
Net loss...................................................................   (50)%   (33)%   (15)%
                                                                              ===     ===     ===

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1997 AND MARCH 31, 1996

     Revenues. Total revenues were $2,623,000 in fiscal 1997, an increase of 155% from $1,029,000 in fiscal 1996. Software license fees were $1,090,000 in fiscal 1997, an increase of 304% from $270,000 in fiscal 1996. The increase in software license fees is attributable to the Company's decision to market its products and solutions directly to end users, and also to increased customer awareness of the year 2000 problem which resulted in higher demand for the Company's year 2000 tools and solutions. Software license fees include royalties from distributors of the Company's products. Royalties were $222,000 in fiscal 1997, compared to $38,000 in fiscal 1996. This increase is attributable to the commencement of marketing by ERA, the Company's distributor in India, in the third quarter of fiscal 1996. VIASOFT, the Company's only distributor during the first two quarters of fiscal 1996, accounted for $16,000 and $21,000 of royalties in fiscal 1997 and 1996, respectively.

     Software maintenance fees were $151,000 in fiscal 1997, an increase of 48% from $102,000 in fiscal 1996. Software maintenance fees generally correlate with software license fees. Therefore, the increase in software maintenance fees is attributable to the increase in software license fees during fiscal 1997. Professional services--product related revenues increased to $776,000 in fiscal 1997 from $181,000 in fiscal 1996. This increase is primarily attributable to increased customer awareness of the year 2000 problem and acceptance of the Company's Smart Change Factory process and tools. The number of customers for year 2000 services increased from four in fiscal 1996 to twenty-three in fiscal 1997. Revenues from professional services--other were $605,000 in fiscal 1997, an increase of 27% from $476,000 in fiscal 1996. This increase is attributable to increased demand for C++ and Windows programming services. The Company expects that revenues from professional services-other will decline substantially in fiscal 1998 as it shifts its resources to meet the expected increase in demand for its year 2000 products and services.

     Cost of Revenues. Cost of revenues includes cost of software license and maintenance fees, cost of professional services--product related and cost of professional services--other. Included in the cost of software license and maintenance fees and cost of professional services--product related, are royalties which the Company pays to ICICI and ERA for those products and services sold, and to VIASOFT for certain products only. See "Liquidity and Capital Resources."

     The Company's total cost of revenue was $1,235,000 in fiscal 1997, an increase of 106% from $601,000 in fiscal 1996. Cost of software license and maintenance fees increased 147%, from $102,000 in fiscal 1996 to $252,000 in fiscal 1997. This increase is primarily attributable to increased royalty expenses, in particular those payable to ICICI, ERA and VIASOFT. Professional services--product related costs increased from $59,000 in fiscal 1996 to $470,000 in fiscal 1997, corresponding to the increase in revenues for year 2000 services discussed above. Professional services--other costs increased by 17%, from $440,000 in fiscal 1996 to $513,000 in fiscal 1997. The increases in professional services--product related and professional services--other are both due to the additional costs of professional staff required to provide the services.

     The Company's gross margin (total revenues less cost of revenues) as a percentage of revenue was 53% in fiscal 1997 compared to 42% in fiscal 1996. Gross margin percentages were 80% and 73% for software license and maintenance fees, 39% and 68% for professional services--product related, and 15% and 8% for professional services--other, respectively, for fiscal 1997 and fiscal 1996. Gross margin percentages for software license and maintenance fees will fluctuate depending on the mix of software products and the varying royalty expenses associated with those products. In addition, the gross margin percentages improve as the amount of software license fee revenue increases and the related costs, such as for customer service, remain fixed or increase at a slower rate. Furthermore, the gross margin percentage for software license and maintenance fees was favorably impacted by the elimination of royalty paid to ERA on product revenues, effective January 1, 1997. The gross margin percentages for professional services--product related will vary depending on the type of services provided. Services that are relatively highly automated, such as year 2000 inventory and impact assessments, typically require fewer professional hours to perform than services involving planning, source correction or testing. Furthermore, the Company's pricing for product related services will vary based on the complexity and scope of the engagement, and competitive considerations.

     The gross margin percentage of 68% for professional services--product related in fiscal 1996 was generated from $181,000 in revenues. In contrast, the gross margin percentage of 39% in fiscal 1997 was generated from $776,000 in revenues, and is more representative of the gross margin percentage that can be expected for this category of revenue as it reflects the experience of providing a wider range of services over a larger number of engagements. The gross margin percentages for professional services--other will fluctuate based on the prices of the individual service contracts, the Company's payroll and other costs of professional staff providing the services, and the proportionate contribution of each contract to the total revenue for this category in a period. The increase in gross margin percentage to 15% in fiscal 1997 from 8% in fiscal 1996 is due to an increased proportion of higher margin contracts.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related employee benefits of the Company's sales, sales support, and marketing personnel, plus the costs of travel, recruiting, advertising and promotional activities. Sales and marketing expenses were $999,000 in fiscal 1997, an increase of 321% from $237,000 in fiscal 1996. This increase is due primarily to the Company's decision to increase the direct sales and marketing of its products and solutions to customers. Expenditures for sales and marketing began to increase during fiscal 1997 in reaction to the year 2000 revenue opportunities. Spending accelerated in the latter part of fiscal 1997, as funds raised in the Company's initial public offering were used to recruit and hire sales and sales support personnel, to add two sales offices, and to increase market awareness of the Company through expanded advertising and participation in trade shows and conferences.

     General and Administrative. General and administrative expenses include the costs of finance and accounting, rental of office space and other administrative functions of the Company. General and administrative expenses were $442,000 in fiscal 1997, an increase of 211% from $141,000 in fiscal 1996. The increase is due primarily to additional payroll, rent, insurance and professional service costs, each reflective of the Company's growth.

     Research and Development. Total expenditures for research and development were $427,000 in fiscal 1997 as compared to $337,000 in fiscal 1996, an increase of 27%. The increase is primarily attributable to the Company's development of Smart Change 2000, a recently introduced year 2000 source code renovation tool, and development of product extensions to cover additional platforms, databases and languages.

     Interest Expense. Interest expense was $50,000 in fiscal 1997, compared to $75,000 in fiscal 1996. The expense in both periods includes interest on various obligations, including notes and advances payable to certain directors and shareholders, and deferred salaries of two operating officers and shareholders. Certain of the interest-bearing obligations were converted to shares of the Company's Common Stock in July 1996, resulting in reduced interest expense for the remainder of fiscal 1997.

     Interest Income. Interest income was $135,000 in fiscal 1997, compared to $19,000 in fiscal 1996. The increase is due primarily to interest earned on the net proceeds received in January 1997 from the Company's initial public offering, which were invested in money market funds and high-grade bonds and bond funds with average maturities of less than two years.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1996 AND MARCH 31, 1995

     Revenues. The Company's total revenues were $1,029,000 in fiscal 1996 compared to $785,000 in fiscal 1995, an increase of 31%. This growth resulted principally from an increase in professional services fees related to year 2000 compliance. Total software license fees were $270,000 in fiscal 1996 compared to $287,000 in fiscal 1995, a decrease of 6%. The decrease reflected the Company's decision to defer further development of its internal sales infrastructure until VIASOFT'S limited exclusive distribution rights expired in May 1995 and the limited resources available to build additional sales infrastructure. Total distributor royalties were $38,000 in fiscal 1996 as compared to $81,000 in fiscal 1995, a decrease of 53%. Distributor royalties included $21,000 and $81,000 in royalties from VIASOFT in fiscal 1996 and 1995, respectively, and, during fiscal 1996, royalties from ERA's distribution activities in India. The growth in distributor royalties was affected by VIASOFT'S limited exclusive distribution rights which restricted the Company from appointing other distributors until May 1995. Since that time, the Company has pursued a distribution strategy of licensing its software products to third-party service providers and to end-user customers.

     Maintenance revenue was $102,000 in fiscal 1996 compared to $106,000 in fiscal 1995, a decrease of 4%. The decrease is attributable to the timing of recognition of maintenance revenue, typically ratably over a 12-month period following the software license sale. Software license fee revenue declined in fiscal 1995 as compared to fiscal 1994, which resulted in reduced maintenance fees over the following twelve months. Total product-related professional service fees were $181,000 in fiscal 1996 compared to $42,000 in fiscal 1995, an increase of 331%. This increase is attributable to the Company's introduction of year 2000 compliance services and the increase in the demand for these services. Other professional services revenue was $476,000 in fiscal 1996 compared to $350,000 in fiscal 1995, an increase of 36%. The increase was attributable to increased demand for C++ and Windows programming services. The Company does not expect this rate of increase to be sustained through fiscal 1997 as it shifts resources to meet the expected increase in demand for its year 2000 products and services.

     Cost of Revenues. The Company's total cost of revenues was $601,000 in fiscal 1996 compared to $349,000 in fiscal 1995, an increase of $252,000 or 72%. This increase was primarily attributable to the Company hiring additional professional staff to meet the increased customer demand for services.

     Cost of software license and maintenance fees was $102,000 in fiscal 1996, an increase of 11% from $92,000 in fiscal 1995. The increase is due to increased royalty costs and additional material costs related to software license sales and maintenance. Professional services--product related costs and expenses were $59,000 in fiscal 1996 compared to $14,000 in fiscal 1995, an increase of 321%. This is due to the Company's hiring additional professional staff to perform services. Professional services--other costs increased by $197,000, or 81%, to $440,000 in fiscal 1996 from $243,000 in fiscal 1995. The increase in costs is attributable to growth in the volume of services provided, coupled with increases in personnel costs, including non-recurring recruiting and placement expenses. The cost of personnel and recruiting and placement expenses are expected to increase due to anticipated additions to the Company's professional staff and increased market demand for qualified personnel.

     The Company's gross margin as a percentage of revenue was 42% in fiscal 1996 compared to 56% in fiscal 1995. Gross margin percentages were 73% and 77% for software license and maintenance fees, 68% and 67% for professional services--product related, and 8% and 31% for professional services--other, respectively, for fiscal 1996 and fiscal 1995. The four percentage point decline in gross margin percentage for software license and maintenance fees is attributable to the mix of products sold and the varying royalty expenses associated with the various products. The gross margin percentages for professional services--product related were comparable in fiscal 1996 and fiscal 1995. The gross margin percentage for professional services--other declined by 23 percentage points from fiscal 1995 to fiscal 1996 as a result of the increased personnel costs incurred in fiscal 1996, as described above.

     Sales and Marketing. Sales and marketing expenses were $237,000 in fiscal 1996, approximately equal to expenses of $236,000 in fiscal 1995. These expenses did not increase between fiscal 1995 and fiscal 1996 due to the Company's decision not to develop its internal sales infrastructure.

     General and Administrative. General and administrative expenses were $141,000 in fiscal 1996 compared to $132,000 in fiscal 1995, an increase of 7%. This increase is due primarily to additional costs for accounting services.

     Research and Development. Total expenditures for research and development were $337,000 in fiscal 1996 compared to $407,000 in fiscal 1995, a decrease of 17%. The decline is primarily attributable to the Company's completion of development of many of its original year 2000 products and the COBOL maintenance and redevelopment products, and to the resulting temporary reallocation of personnel to providing professional services.

     Interest Expense. Interest expense increased by 19%, to $75,000 in fiscal 1996 from $63,000 in fiscal 1995. The interest expense in fiscal 1996 and 1995 includes interest on various obligations, including indebtedness to ICICI, notes and advances payable to certain directors and shareholders, and deferred salaries of two officers. Such notes, advances and deferred salaries were converted into shares of Common Stock during the second quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering, the Company had funded its operations and its product development from the following principal sources: (i) proceeds from the sale of shares of Common Stock, (ii) the ICICI grants and loan described below, (iii) payments received from the sale of products and services, including $900,000 in advance royalties from VIASOFT, (iv) proceeds from the issuance of subordinated and demand notes and (v) deferral of payments of salaries to the Company's executive officers. As of March 31, 1996, the Company had working capital of $128,000, total liabilities of $2,106,000 and cash and cash equivalents of $111,000. During fiscal 1997, $225,000 of the Company's 10% Subordinated Notes, $220,000 of unsecured notes and advances payable to certain directors and shareholders, and $127,106 of deferred salaries payable to two officers, together with accrued interest, were converted into 237,025 shares of Common Stock. In addition, in the second quarter of fiscal 1997, the Company sold 211,425 shares of Common Stock in a private placement for an aggregate of $747,000, and in the fourth quarter of fiscal 1997 sold 2,070,000 shares of common stock, the net proceeds of which were $12,950,000. As a result of these transactions, the Company's working capital, total liabilities and cash and short-term investments at March 31, 1997 had improved to $13,151,000, $1,714,000 and $12,799,000, respectively.

     The Company's initial development of its COBOL maintenance products was funded in part by grants totaling $255,000 from ICICI pursuant to the Project Financing Agreement. The Project Financing Agreement requires the Company to pay royalties to ICICI equal to 10% of the Company's gross revenues from product sales and 5% of gross revenues from maintenance and services, up to a maximum royalty payment of $525,000. Through March 31, 1997, the Company paid royalties of approximately $106,000 to ICICI.

     During fiscal 1995, the Company funded its operations in part through a $300,000 term loan from ICICI pursuant to a Term Loan Agreement between the Company and ICICI dated May 3, 1994 (the "ICICI Loan Agreement"). The loan is collateralized by the Company's accounts receivable and certain of its tangible personal property. The loan bears interest at the prime rate (as published in The Wall Street Journal) plus 2.5% per annum, subject to a maximum rate of 9% and a minimum rate of 6%. The interest rate applicable to the loan was 9% at March 31, 1997 and 1996. Interest is payable quarterly on the 15th of each January, April, July and October. The principal amount of the loan is payable in quarterly installments of $30,000 each on the 15th of each March, June, September and December, with the final payment due March 15, 1999. If the

Company is in default under the ICICI Loan Agreement, ICICI has the right to convert all unpaid principal and interest into shares of Common Stock of the Company at fair value as determined by an independent evaluator. In 1996, the Company was in default of certain payment and other obligations under the ICICI Loan Agreement, but as of September 30, 1996 brought such payment obligations current and received a written waiver from ICICI of all existing and prior defaults. The Company does not have any indebtedness other than to ICICI and is not a party to a line of credit.

     The Company's cash flows have been used primarily for general operating expenses, expansion of the sales and marketing infrastructure, equipment purchases and internal research and development funding. At March 31, 1997 and March 31, 1996, the Company had cash, cash equivalents, and short-term investments of $12,799,000 and $111,000 respectively. The Company had a net deferred tax asset at March 31, 1997 of approximately $915,000, offset by a valuation allowance of the same amount since the Company has not determined that it is more likely than not that it will be realized.

     The Company has been using the net proceeds of its initial public offering to market its products and solutions, expand its property and equipment, hire personnel to market and perform year 2000 compliance services and for working capital and general corporate purposes. Management believes that cash flows from operations and the current cash balances will be sufficient to meet the Company's cash flow needs for fiscal year 1998 and the feasible period thereafter. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financing.

INCOME TAX CONSIDERATIONS

     At March 31, 1997, the Company had net operating loss carryforwards of approximately $1.9 million available to reduce federal taxable income through 2012. If an "ownership change" were to occur, within the meaning of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards would be subject to an annual limitation. Generally, an "ownership change" occurs with respect to a corporation if shareholders who own, directly or indirectly, 5% or more of the capital stock of the corporation increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of such stock owned by such shareholders at any time during a prescribed testing period. If the annual limitation were to apply, the amount of the limitation would equal the product of (i) the fair market value of the Company's equity on the date of the ownership change, with certain adjustments, including an adjustment to exclude capital contributions made in the two years preceding the date of the ownership change and (ii) a long-term tax exempt bond rate of return published monthly by the Internal Revenue Service. Should the annual limitation apply, the Company believes that it would affect the timing of the use of, but not the ultimate ability of the Company to use, the net operating loss carryforwards to reduce future income tax liabilities.

OTHER

     SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," did not affect the Company's financial position or results of operations because the Company has not offered such benefits.

     SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of its deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. SFAS No. 109 also states that in determining whether a valuation allowance is necessary, "the weight given to the potential effect of negative and positive evidence shall be commensurate with the extent to which it can be objectively verified." The Company has carefully weighed the positive evidence, primarily actual and projected revenue growth and anticipated profitability, against the negative evidence of historical net losses, and concluded that the requirement for objective verification of the evidence effectively precludes the elimination of some or all of the valuation allowance as of March 31, 1997.

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," became effective in 1996. The adoption of this standard did not have a material effect on the results of operations or the financial position of the Company.

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option but allows companies to continue recording compensation cost using currently accepted measurement principles. Companies electing to continue using currently accepted recognition principles are required to make pro forma disclosures of net income as if the fair value based method of accounting had been applied. SEEC continues accounting for its stock-based employee compensation plans under currently accepted recognition principles and has presented the pro forma disclosures required under this statement in 1997.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS No. 128), which establishes standards for computing and presenting earnings per share. The effect of adopting FAS No. 128 has not been estimated. The Company is required to adopt the disclosure requirements of FAS No. 128 during the year ended March 31, 1998.

     Inflation is not expected to have a significant effect upon the Company's business in the near future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 below and the index therein for a listing of financial statements and supplementary data filed as part of this report.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
  Board of Directors
SEEC, Inc.
Pittsburgh, Pennsylvania

     We have audited the accompanying balance sheets of SEEC, Inc. as of March 31, 1996 and 1997, and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1997. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEEC, Inc. as of March 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

     Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                        BDO Seidman, LLP

Boston, Massachusetts

June 3, 1997

                                   SEEC, INC.

                                 BALANCE SHEETS

                                                                                 MARCH 31
                                                                        ---------------------------
                                                                           1996            1997
                                                                        -----------     -----------
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................................   $   110,841     $ 3,811,401
  Short-term investments (Note 3)....................................            --       8,987,771
  Accounts receivable:
    Trade--less allowance for doubtful accounts of $7,776 and $10,000
      at March 31, 1996 and 1997, respectively (Notes 4 and 10)......       244,679         872,363
    Affiliate--ERA (Notes 6 and 7)...................................           992          84,142
  Prepaid expenses...................................................        39,734         178,210
                                                                        -----------     -----------
    Total current assets.............................................       396,246      13,933,887
EQUIPMENT, NET (NOTES 5 AND 10)......................................        27,693         119,565
INVESTMENT IN AFFILIATE (NOTE 6).....................................         5,000           5,000
                                                                        -----------     -----------
                                                                        $   428,939     $14,058,452
                                                                        ===========     ===========
           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable:
    Trade............................................................   $    60,416     $   306,778
    Affiliate--ERA (Notes 6 and 7)...................................            --          23,650
  Accrued payroll, related taxes and withholdings....................        45,660          21,890
  Accrued interest payable (Note 10).................................        20,250          15,546
  Accrued royalties (Note 6).........................................            --          90,509
  Other accrued expenses.............................................         6,514          82,558
  Deferred maintenance revenue.......................................        54,103         122,378
  Customer advance...................................................        21,330              --
  Current maturities of long-term debt (Note 10).....................        60,000         120,000
                                                                        -----------     -----------
    Total current liabilities........................................       268,273         783,309
  Due to officers/shareholders (Notes 11 and 12).....................       172,477              --
  Notes payable to related parties, less current portion (Notes 9 and
    11)..............................................................       599,638              --
  Long-term debt, less current maturities (Note 10)..................       240,000         120,000
  Advance royalty (Note 7)...........................................       796,479         780,552
  Accrued royalties (Note 7).........................................        29,040          30,331
                                                                        -----------     -----------
    Total liabilities................................................     2,105,907       1,714,192
                                                                        -----------     -----------
COMMITMENTS AND CONTINGENCIES
  (NOTES 6, 7, 8, 11, 13, 14 AND 16)
SHAREHOLDERS' EQUITY (DEFICIT)
  (NOTES 2, 6, 8, 9, 10, 11, 12 AND 15):
  Preferred stock--no par value; 10,000,000 shares authorized; none outstanding
  Common stock--$.01 par value; 20,000,000 shares authorized;
    2,357,923 and 5,000,833 issued and outstanding at March 31, 1996
    and 1997, respectively...........................................        23,580          50,008
  Additional paid-in capital.........................................        30,812      14,489,601
  Accumulated deficit................................................    (1,731,360)     (2,127,749)
  Unrealized losses on investments...................................            --         (67,600)
                                                                        -----------     -----------
    Total shareholders' equity (deficit).............................    (1,676,968)     12,344,260
                                                                        -----------     -----------
                                                                        $   428,939     $14,058,452
                                                                        ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                            STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED MARCH 31
                                                           --------------------------------------
                                                              1995          1996          1997
                                                           ----------    ----------    ----------
REVENUE (Note 4):
  Software license fees (Notes 6 and 7).................   $  287,011    $  269,589    $1,090,458
  Software maintenance fees.............................      105,399       101,868       151,453
  Professional services--product related................       42,355       181,395       776,287
  Professional services--other..........................      349,898       476,413       604,466
                                                           ----------    ----------    ----------
     Total revenue......................................      784,663     1,029,265     2,622,664
                                                           ----------    ----------    ----------
OPERATING EXPENSES:
  Cost of software license and maintenance fees
     (Notes 6 and 7)....................................       91,468       101,991       252,368
  Professional services--product related................       13,952        58,542       470,159
  Professional services--other (Note 6).................      242,921       439,545       512,559
  General and administrative (Note 13)..................      132,358       142,058       441,717
  Sales and marketing...................................      235,977       236,788       999,496
  Research and development (Note 6).....................      407,231       336,954       427,490
                                                           ----------    ----------    ----------
     Total operating expenses...........................    1,123,907     1,315,878     3,103,789
                                                           ----------    ----------    ----------
LOSS FROM OPERATIONS....................................     (339,244)     (286,613)     (481,125)
                                                           ----------    ----------    ----------
OTHER INCOME (EXPENSE), NET:
  Interest expense (Notes 7, 9, 10 and 12)..............      (62,866)      (74,712)      (50,371)
  Interest and other income.............................        5,818        19,380       135,107
                                                           ----------    ----------    ----------
     Total other income (expense), net..................      (57,048)      (55,332)       84,736
                                                           ----------    ----------    ----------
NET LOSS (Note 14)......................................   $ (396,292)   $ (341,945)   $ (396,389)
                                                           ==========    ==========    ==========
Net loss per common share...............................   $     (.15)   $     (.13)   $     (.13)
                                                           ==========    ==========    ==========
Weighted average number of common and common equivalent
  shares outstanding....................................    2,623,826     2,630,050     3,036,027
                                                           ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                                     COMMON STOCK
                                 --------------------    ADDITIONAL                    UNREALIZED          TOTAL
                                 NUMBER OF                 PAID-IN      ACCUMULATED     LOSSES ON      SHAREHOLDERS'
                                  SHARES      AMOUNT       CAPITAL        DEFICIT      INVESTMENTS    EQUITY (DEFICIT)
                                 ---------    -------    -----------    -----------    -----------    ----------------
Balance--April 1, 1994 (Note
  1)..........................   2,036,750    $20,368    $    30,353    $ (993,123)     $      --       $   (942,402)
Exercise of stock options.....       3,394         34          1,616            --             --              1,650
Net loss for year.............          --         --             --      (396,292)            --           (396,292)
                                 ---------    -------    -----------    ----------        -------        -----------
Balance--March 31, 1995.......   2,040,144     20,402         31,969    (1,389,415)            --         (1,337,044)
Exercise of warrants (Note
  11).........................      91,474        915          1,106            --             --              2,021
Acquisition of software rights
  from affiliate (Note 6).....     226,305      2,263         (2,263)           --             --                 --
Net loss for year.............          --        --              --      (341,945)            --           (341,945)
                                 ---------    -------    -----------    ----------        -------        -----------
Balance--March 31, 1996.......   2,357,923     23,580         30,812    (1,731,360)            --         (1,676,968)
Issuance of common stock for:
  Conversion of notes and
    other
    long-term liabilities
    payable
    to related parties (Notes
    9 and 12).................     237,025      2,370        783,165            --             --            785,535
  Cash (Note 15)..............     211,425      2,114        745,326            --             --            747,440
Initial public offering, less
  issuance costs (Note 2).....   2,070,000     20,700     12,929,054            --             --         12,949,754
Exercise of warrants (Note
  11).........................     124,460      1,244          1,244            --             --              2,488
Net loss for year.............          --         --             --      (396,389)            --           (396,389)
Unrealized losses on
  investments.................          --         --             --            --        (67,600)           (67,600)
                                 ---------    -------    -----------   -----------      ---------       ------------
Balance--March 31, 1997.......   5,000,833    $50,008    $14,489,601   $(2,127,749)     $ (67,600)      $ 12,344,260
                                 =========    =======    ===========   ===========      =========       ============

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                            STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED MARCH 31
                                                           -------------------------------------
                                                             1995         1996          1997
                                                           ---------    ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................   $(396,292)   $(341,945)   $  (396,389)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation.....................................      13,389       14,351         36,050
       Provision for doubtful accounts..................          --        6,836          9,392
       Proceeds from advance royalty....................     620,000      120,000             --
       Accrued non-current interest.....................      46,046       46,048         13,420
       Accrued non-current royalty......................      10,785       11,588          1,291
       Changes in operating assets and liabilities:
          Accounts receivable--trade....................     (26,262)     (62,239)      (637,076)
          Accounts receivable--affiliate................     (16,734)      15,742        (83,150)
          Prepaid expenses..............................     (17,260)     (21,041)      (138,476)
          Accounts payable--trade.......................     (49,221)      14,020        246,362
          Accounts payable--affiliate...................     (43,923)          --         23,650
          Accrued payroll, related taxes and
            withholdings................................     (27,794)      10,860        (23,770)
          Accrued interest payable......................      13,075        7,175         (4,704)
          Accrued royalties.............................          --           --         90,509
          Other accrued expenses........................         279        5,972         76,044
          Deferred maintenance revenue..................      (2,174)       1,262         68,275
          Advance royalty...............................     (81,225)     (21,177)       (15,927)
          Customer advance..............................     (43,355)     (10,315)       (21,330)
                                                           ---------    ---------    -----------
Net cash used by operating activities...................        (666)    (202,863)      (755,829)
                                                           ---------    ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment.................................     (18,564)     (16,035)      (127,922)
  Purchase of short-term investments....................          --           --     (9,055,371)
                                                           ---------    ---------    -----------
Net cash used by investing activities...................     (18,564)     (16,035)    (9,183,293)
                                                           ---------    ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..........................     300,000           --             --
  Repayment of long-term debt...........................          --           --        (60,000)
  Proceeds from sale of common stock, net...............          --           --     13,697,194
  Exercise of common stock warrants and options.........       1,650        2,021          2,488
                                                           ---------    ---------    -----------
Net cash provided by financing activities...............     301,650        2,021     13,639,682
                                                           ---------    ---------    -----------
Net increase (decrease) in cash and cash equivalents....     282,420     (216,877)     3,700,560

CASH AND CASH EQUIVALENTS:
  Beginning of year.....................................      45,298      327,718        110,841
                                                           ---------    ---------    -----------
  End of year...........................................   $ 327,718    $ 110,841    $ 3,811,401
                                                           =========    =========    ===========
Supplemental cash flow information:
  Cash paid during the period for interest..............   $      --    $  19,825    $    40,500
                                                           =========    =========    ===========
  Purchase of software rights from affiliate (Note 6)...   $      --    $   2,263    $        --
                                                           =========    =========    ===========
  Conversion of debt to common stock (Notes 9 and 12)...   $      --    $      --    $   785,535
                                                           =========    =========    ===========
  Unrealized losses on investments charged to
     shareholders' equity (deficit).....................   $      --    $      --    $    67,600
                                                           =========    =========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business. SEEC, Inc. (the Company) provides a suite of software products and related services to assist primarily Fortune 1000 companies and similarly-sized business and governmental organizations in the maintenance and redevelopment of existing legacy COBOL software applications and related databases for large mainframe systems. The Company also provides solutions for the system redevelopment required for year 2000 compliance and to support the migration of existing COBOL applications from a mainframe to a client/server environment.

     The Company's PC-Windows-based products for COBOL application maintenance and redevelopment are designed to be alternatives to existing mainframe-based tools. Marketing efforts are conducted through the Company's direct sales force, product distributors, and relationships with third-party service providers under non-exclusive marketing licenses. The Company sells and supports its products and services from its Pittsburgh, Pennsylvania headquarters.

     The Company has a strategic software research and development alliance with ERA Software Systems Private, Limited (ERA), a software consulting and development group based in India. The Company and ERA are affiliated through common ownership (see Notes 6 and 7).

     Recapitalization. On January 15, 1997, the Board of Directors effected a 1-for-2.2094 reverse stock split in connection with the January 22, 1997 initial public offering of the Company's common stock. All shares, options, warrants and per share amounts in the accompanying financial statements have been adjusted to reflect the effects of this recapitalization.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash, Cash Equivalents and Concentrations of Credit Risk. The statements of cash flows classify changes in cash and cash equivalents (short-term, highly-liquid investments readily convertible into cash with an original maturity of three months or less) according to operating, investing or financing activities. Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash, temporary cash investments and accounts receivable.

     The Company places its cash and temporary cash investments with financial institutions which management considers to be of high quality; however, at times such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit.

     Concentrations of credit risk with respect to accounts receivable result from a significant portion of revenues being derived from a small number of entities (see Notes 4 and 7); however, the Company's customer base is expanding and is dispersed across many different industries and geographic areas. The Company generally extends credit to its customers without requiring collateral; however, it closely monitors extensions of credit and has not experienced significant credit losses.

     Short-term Investments. Short-term investments consist of short duration fixed-income securities, primarily U.S. government agency issues and corporate bonds. The average duration of the short-term investment portfolio of debt securities is approximately two years. The Company's short-term investments are classified as available-for-sale and are carried at fair value with the net unrealized loss reported as a separate component of shareholders' equity. Realized gains and losses are recognized in the results of operations.

     Revenue Recognition. Revenues are derived from the license of software products, customer support and maintenance contracts, and COBOL maintenance and redevelopment contracts, including year 2000 compli-ance solutions. Revenue from product sales is recognized upon shipment. Customer support and maintenance contract revenue is recognized ratably over the term of the related agreement. The Company provides programming and reengineering services under time and materials and fixed price contracts. Revenues from time and materials contracts are recognized as the services are provided. Revenues from fixed price contracts, which are all less than six months in duration, are recognized on achievement of specified performance milestones negotiated with customers. This method, which recognizes revenues on substantially the same basis as the percentage-of-completion method, is used because management considers milestones to be the best available measure of progress on these contracts. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determinable (see Note 7).

     Equipment. Equipment is stated at cost. Maintenance and repairs which are not considered to extend the useful life of assets are charged to operations as incurred.

     Depreciation of equipment is calculated using the declining balance method. Estimated useful lives of assets are as follows: computer equipment--3 to 5 years; software and other equipment--5 years; and furniture and fixtures--5 to 7 years.

     Investment in Affiliate. The Company's investment in ERA, which represents an ownership interest of less than 10%, is accounted for at cost. Management does not believe that the common ownership interests of the Company and ERA are sufficient to enable either of them to exert significant influence necessary to require the Company's investment in ERA to be accounted for under the equity method of accounting. Further, in management's opinion, the use of the equity method of accounting would not have a significant effect on the Company's financial position or results of operations.

     Research and Development Costs. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (FAS 86), establishes criteria for capitalization of software development costs beginning upon the establishment of product technological feasibility and concluding when the product is available for general release to customers.

     Management believes that in applying the above criteria, capitalizable costs must be carefully evaluated in conjunction with certain factors including, among other things, costs reimbursed by the ICICI grant (see Notes 6 and 7), anticipated future revenues, estimated economic product life, amortization methodologies, and frequency of changes in software and hardware technologies. After carefully evaluating these factors, management concluded that the amounts which should have been capitalized pursuant to FAS 86, specifically costs incurred after technological feasibility is established and prior to general release of the software to customers, were immaterial and therefore no software development costs have been capitalized to date.

     Advertising Costs. The Company expenses advertising costs as incurred.

     Stock-Based Compensation. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company adopted this statement during the year ended March 31, 1997; however, it has elected to continue to account for stock options at their intrinsic value with disclosures of the effects of fair value accounting on net loss and net loss per share on a pro forma basis (see Note 8).

     Income Taxes. Deferred federal and state income taxes arise from temporary differences and are accounted for using the asset and liability method to recognize their tax consequences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date (see Note 14).

     Net Loss per Common Share. Net loss per common and common equivalent share, using the weighted average number of common and common equivalent shares outstanding, was computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB 83) by applying the treasury stock method. Pursuant to SAB 83, common and common equivalent shares issued by the Company during the 12 months immediately preceding a proposed public offering at prices substantially below the initial public offering price, together with common share equivalents which result from the grant of common stock options having exercise prices substantially below the initial public offering price during the same period, have been included in the calculation of the shares used in computing net loss per share as if they were outstanding for all periods prior to the initial public offering.

     Common equivalent shares, consisting of warrants and stock options issued more than 12 months prior to the Company's proposed initial filing date of its registration statement (October 11, 1996), have not been included in the computation of net loss per common share because their effect was antidilutive.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS No. 128), which establishes standards for computing and presenting earnings per share. The effect of adopting FAS No. 128 has not been estimated. The Company is required to adopt the disclosure requirements of FAS No. 128 during the year ended March 31, 1998.

     Financial Instruments. The estimated fair value of the Company's financial instruments, which include short-term investments, accounts receivable, accounts payable and notes payable approximates their carrying value.

     Reclassification. Other accrued expenses, which had previously been included in accounts payable-trade, are now presented separately. All financial information has been restated to conform with the current year's presentation.

NOTE 2--CAPITAL STOCK AND INITIAL PUBLIC OFFERING

     In January 1997 the Company sold, through an underwritten public offering, 1,800,000 common shares. In February 1997, an additional 270,000 shares were sold pursuant to an underwriters over-allotment provision. The net proceeds of these sales, which totaled approximately $12,950,000, are expected to be used for expanded sales and marketing, new personnel, increased capital expenditures, working capital and other general corporate purposes. In connection with the initial public offering, the Company issued to underwriters warrants to purchase additional shares of common stock (see Note 11).

     In advance of the initial public offering, the Board of Directors authorized an amendment of the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 20,000,000 shares and to authorize the issuance of 10,000,000 shares of preferred stock, without par value, issuable in series from time to time by the Board of Directors.

NOTE 3--SHORT-TERM INVESTMENTS

     Short-term investments at March 31, 1997 include the following:

                                                                     UNREALIZED        MARKET
                                                        COST        GAIN (LOSS)        VALUE
                                                     ----------     ------------     ----------
    U.S. Government agency securities.............   $2,772,827       $(13,716)      $2,759,111
    Corporate bonds...............................      250,620            896          251,516
    Registered investment company consisting of
      U.S. Government and corporate fixed income
      securities..................................    6,031,924        (54,780)       5,977,144
                                                     ----------       --------       ----------
                                                     $9,055,371       $(67,600)      $8,987,771
                                                     ==========       ========       ==========

     Management does not anticipate realization of the holding loss in the upcoming year due to the anticipated adequacy of cash and cash equivalents currently held to fund current operating requirements.

NOTE 4--MAJOR CUSTOMERS

     During the years ended March 31, 1995, 1996 and 1997, a significant percentage of the Company's revenues was derived from a limited number of customers. Sales to Complete Business Solutions, Inc. (CBSI) represented approximately 41%, 32% and 19% of revenues, respectively, for such periods. Additionally, sales to ASD International (ASD) and Wheeling Pittsburgh Steel Corporation (WP) represented 14% and 10%, respectively, of revenues in 1996. Sales to VIASOFT represented 13% of the Company's total revenues for the year ended March 31, 1995. Accounts receivable from ASD and WP totaled $89,486 at March 31, 1996. Accounts receivable from CBSI totaled $152,757 at March 31, 1997.

NOTE 5--EQUIPMENT

     Equipment consists of the following:

                                                                           MARCH 31
                                                                     ---------------------
                                                                       1996         1997
                                                                     --------     --------
    Computer equipment............................................   $ 52,393     $145,192
    Software and other equipment..................................      8,707       31,258
    Furniture and fixtures........................................     10,427       22,999
                                                                     --------     --------
    Total equipment...............................................     71,527      199,449
    Accumulated depreciation......................................    (43,834)     (79,884)
                                                                     --------     --------
    Equipment, net................................................   $ 27,693     $119,565
                                                                     ========     ========

NOTE 6--TRANSACTIONS WITH AFFILIATE

     The Company and ERA developed certain COBOL analysis software products (the Products) through their cooperative research and development efforts, which were funded in part through grants from the Industrial Credit and Investment Corporation of India, Ltd. (ICICI), an investment bank that administers an agreement between the governments of the United States of America and the Republic of India. The ongoing process of development of the Products commenced in 1990 and has been undertaken pursuant to the terms of various agreements among the Company, ERA and ICICI, which have been amended from time to time to reflect their evolving relationships.

     Until March 31, 1996, the Company had a 65% ownership interest in the Products and paid a royalty to ICICI (see Note 7), a 10% royalty to ERA based on revenues from sales or licensing of Products and a monthly research and development fee of $5,000 to ERA.

     Pursuant to a product purchase agreement (the Product Purchase Agreement) dated March 31, 1996, the Company acquired ERA's 35% interest in the Products in exchange for 226,305 shares of the Company's common stock. The transaction was assigned a nominal value of $2,263 to reflect the predecessor basis of ERA in the Products by applying the Company's accounting policy of expensing all research and development costs.

     Pursuant to the Product Purchase Agreement, the Company agreed to pay the following to:

     - ERA--a research and development fee (royalty) equal to 10% of gross Product revenues (in no event will quarterly payments be less than $12,000) through December 31, 1996;

     - ICICI on behalf of ERA--5% of gross Product revenues until such aggregate payments (see Note 7) satisfy ERA's obligation to ICICI (the ERA Obligation) after which such payments shall cease; and,

     - ERA--a monthly maintenance fee of $5,000 for the first three years, $6,000 for the next three years, and thereafter in amounts to be mutually determined.

     Effective January 1, 1997, the Company and ERA agreed to amend the Product Purchase Agreement to eliminate the research and development fee (royalty) and the monthly maintenance fee described above. Concurrently, the Company and ERA agreed to a schedule of research and development projects to be performed by ERA at specified rates for the benefit of the Company. The total estimated cost of the projects pursuant to the initial schedule is $92,000. Other projects may be added as identified and agreed to by the Company and ERA.

     Upon a change in control in ERA, as defined in the Product Purchase Agreement, the Company has the right to repurchase some or all of its common stock owned by ERA. In the event of a change in control in the Company, as defined, ERA has the right to request a renegotiation of any or all of the research and development provisions of the Product Purchase Agreement. Further, under certain circumstances, the Company has the right to purchase ERA's research and development facilities, at which time the Company will assume responsibility for repayment of any unpaid ERA Obligation under the June 1, 1990 ICICI Agreement (see Note 7).

     The Product Purchase Agreement continues in effect until terminated by either party and places certain restrictions on ERA's ability to design or develop similar products for itself or any third party for a period of two years subsequent to termination. The agreement also provides that all work performed subsequent to March 31, 1996 by ERA will be done on a work-for-hire basis; any products developed will be owned by the Company and will not result in any ownership rights to ERA.

     The Company also had an informal arrangement with ERA to administer the billing and collection function for a contract to provide consulting services to a corporation operating in the United States, for which the Company retained 10% of the collected revenues. The related contract expired in December 1996.

     Effective March 1, 1996, the Company formalized its marketing arrangements with ERA by entering into a marketing agreement to distribute the Company's products on a non-exclusive basis in India. The agreement, which can be terminated by either party after eighteen months, provides for royalties to be paid by ERA to the Company based on 40% of revenues (using the suggested international list prices established by the Company) from customers in India through September 1, 1996, and 50% thereafter. Royalties received under the terms of the marketing agreement amounted to $11,500 and $205,799 for the years ended March 31, 1996 and 1997, respectively.

     The Company incurred the following expenses in connection with its activities with ERA during the periods presented below.

                                                                  YEARS ENDED MARCH 31
                                                            --------------------------------
                                                             1995        1996         1997
                                                            -------     -------     --------
    Royalty expense......................................   $26,552     $18,941     $ 36,310
                                                            =======     =======     ========
    Research and development fees........................   $60,000     $60,000     $129,218
                                                            =======     =======     ========
    Fees applicable to professional services provided by
      ERA employees......................................   $ 5,636     $72,429     $ 77,078
                                                            =======     =======     ========

NOTE 7--ROYALTY AGREEMENTS

     VIASOFT, Inc.--Effective December 1, 1993, the Company entered into a five-year license agreement (the License Agreement) with VIASOFT, Inc. (the Licensee) which generally granted to the Licensee a worldwide license to use and market certain of the Company's products on a private label basis. The License Agreement provides, among other things, for royalties of up to 30% of any license or maintenance fees related to licensed products and minimum advance royalty payments totaling $900,000 during the eighteen-month exclusivity period which expired on May 31, 1995.

     Pursuant to the terms of the agreement, the Company gave notice to VIASOFT on December 3, 1996 of its intention to terminate the License Agreement as a result of VIASOFT's not making minimum royalty payments of at least $1,000,000 during the twelve-month period preceding the third anniversary of the date of the Agreement. The Company has received notice from VIASOFT that it does not intend to extend the License Agreement by making such minimum payments and acknowledging that the License Agreement will terminate effective June 4, 1997.

     The $780,552 balance of the advance royalty at March 31, 1997 will be recognized as income subsequent to such date as the Company fulfills requests from VIASOFT to manufacture and deliver copies of the licensed products to VIASOFT for resale. The Company is obligated to deliver to VIASOFT that number of copies of the licensed products equal to the balance of the advance royalty divided by the applicable product royalty amounts.

     The Company has not received any royalty payments beyond the minimum advance royalty of $900,000, which is being recognized as income as copies of the licensed products are delivered to VIASOFT for resale, and, to a lesser extent, as royalties on the related maintenance revenues are reported to the Company by VIASOFT. Software license fees as presented in the accompanying statements of operations includes VIASOFT royalty income of $81,225, $21,177 and $15,927 for the years ended March 31, 1995, 1996 and 1997, respectively.

     Total revenues from VIASOFT, including income from the advance royalty, represented 13%, 8% and 2% of the Company's total revenues for the years ended March 31, 1995, 1996 and 1997, respectively.

     The License Agreement also requires the Company to pay a royalty of 5% of sales of its products which contain or use a COBOL parser, up to $1,000,000, but in no event less than $100,000, over five years. Any unpaid royalties will be paid in twelve monthly installments starting in June 1999.

     ICICI--Pursuant to the terms of the June 1, 1990 ICICI agreement, as amended (the ICICI Agreement), the Company received a $255,000 grant to partially fund research and development costs to develop the Products in association with ERA. The grant program administered by ICICI was designed to accelerate the pace and quality of technological innovation through the promotion and financing of Indo-U.S. cooperative technology development ventures (see Note 6). ERA received a grant of Indian Rs. 4,000,000 ($111,480 at March 31, 1997) under the ICICI Agreement for similar purposes.

     The ICICI Agreement requires the Company and ERA to make royalty payments based on Product revenues up to a maximum of $525,000 and Indian Rs. 8,000,000 ($222,960 at March 31, 1997), respectively. The Company and ERA are jointly and severally obligated for payment of the royalties. However, subsequent to March 31, 1993, ICICI agreed to accept from the Company total royalties of 10% of Product revenues and 5% of revenues from Product maintenance and Product-related services in satisfaction of future royalties due from the Company and ERA. Total royalty expense under the ICICI Agreement for the years ended March 31, 1995, 1996 and 1997, amounted to $33,940, $34,006 and $122,585, respectively.

     At March 31, 1996 and 1997, the balance of the maximum royalty obligation to be paid by the Company pursuant to the ICICI Agreement, after deducting accrued royalties at such dates, was $443,830 and $317,322, and the amount of the ERA Obligation (see Note 6) was Indian Rs. 6,174,138 ($179,742) and Rs. 3,245,870 ($90,465), respectively.

NOTE 8--STOCK OPTION PLAN

     On September 12, 1994, the Company's shareholders approved the SEEC, Inc. 1994 Stock Option Plan (the Plan) under which a maximum of 226,305 common shares, subject to anti-dilution adjustments, may be awarded during the Plan's ten-year term. The purpose of the Plan is to promote the interests of the Company and its shareholders by providing key employees with additional incentives to continue the success of the Company.

     Under the Plan, options are awarded by a committee designated by the Company's Board of Directors or, if no committee is designated, the full Board. Incentive stock options and non-qualifying stock options may be granted to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant and for a term not to exceed ten years. Options become exercisable at such times and in such installments as determined at the date of grant, subject to continued employment and certain other conditions, including a limited ability to sell or otherwise transfer shares issued pursuant to the Plan.

     Stock option plan activity during the fiscal years ended March 31, 1995, 1996, and 1997 was as follows:

                                                               YEAR ENDED MARCH 31
                                       --------------------------------------------------------------------
                                              1995                    1996                     1997
                                       -------------------     -------------------     --------------------
                                                 WEIGHTED                WEIGHTED                 WEIGHTED
                                                  AVERAGE                 AVERAGE                  AVERAGE
                                                 EXERCISE                EXERCISE                 EXERCISE
                                                   PRICE                   PRICE                    PRICE
FIXED OPTIONS                          SHARES    PER SHARE     SHARES    PER SHARE     SHARES     PER SHARE
-------------                          ------    ---------     ------    ---------     -------    ---------
  Outstanding at beginning of
     year...........................       --      $  --       27,698      $ .45        49,556      $ .45
  Granted...........................   31,092      $ .45       21,858      $ .44        98,709      $4.40
  Exercised.........................   (3,394)     $ .44           --      $  --            --      $  --
  Canceled..........................       --      $  --           --      $  --        (1,810)     $3.31
                                       ------                  ------                  -------
  Outstanding at end of year........   27,698      $ .45       49,556      $ .45       146,455      $3.08
                                       ======                  ======                  =======
  Options exercisable at end of
     year...........................   16,384                  21,318                   34,593
                                       ======                  ======                  =======
  Weighted average fair value of
     options granted during the
     year...........................                           $  .04                  $   .87

     The Company accounts for the Plan using the intrinsic value method. Accordingly, no compensation cost has been recognized for the Plan. The pro forma data below reflects the effect had compensation cost for the Plan been determined based on the fair market value at the grant dates for the awards under those plans in accordance with SFAS No. 123.

                                                                        1997
                                                                        ----
Net Loss           As reported....................................   $(396,389)
                   Pro forma......................................   $(404,389)
Loss per Share     As reported....................................     $(.13)
                   Pro forma......................................     $(.13)

     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions: risk free interest rates of 7%, dividend yields of zero, and expected weighted average terms of 2.1 years. Volatility of 60% was only assumed in the estimation of fair value for options granted subsequent to the Company's initial public offering. The estimated fair value of options granted in fiscal 1996 and resultant compensation cost was not significant.

     The following table summarizes information about stock options outstanding at March 31, 1997:

                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                ------------------------------------------     ---------------------------
                                WEIGHTED         WEIGHTED                      WEIGHTED
                                 AVERAGE         AVERAGE                        AVERAGE
  RANGE OF                      REMAINING        EXERCISE                      EXERCISE
  EXERCISE       NUMBER        CONTRACTUAL        PRICE         NUMBER           PRICE
   PRICES       OF SHARES     LIFE (YEARS)      PER SHARE      OF SHARES       PER SHARE
   ------       ---------     ------------      ---------      ---------       ---------
  $.44-.49        49,556           7.46           $  .45         34,593          $ .45
 $3.31-4.00       83,599           9.64           $ 3.83             --             --
   $8.13          13,300           9.96           $ 8.13             --             --
                 -------                                         ------
                 146,455           8.93           $ 3.08         34,593          $ .45
                 =======                                         ======

     During the year ended March 31, 1997, the Company issued non-qualified options to purchase a total of 11,315 shares of common stock at exercise prices ranging from $3.62 to $7.25, exercisable as follows: March 31, 1997-2,263; March 31, 1998-4,526; March 31, 1999-4,526.

NOTE 9--NOTES PAYABLE TO RELATED PARTIES

     Notes payable to related parties consisted of the following:

                                                                           MARCH 31
                                                                     ---------------------
                                                                       1996         1997
                                                                     --------     --------
    Unsecured note payable to a director with interest at 7% due
      June 1996...................................................   $ 50,000     $     --
    Unsecured note payable to shareholder with interest at 7% due
      June 1996...................................................     95,000           --
    Unsecured advance from shareholder with imputed interest at
      7%..........................................................     75,000           --
    10% subordinated notes due April 1997--Series I...............    100,000           --
    10% subordinated notes due September 1997--Series II
      (including $25,000 to a director)...........................    125,000           --
    Accrued interest..............................................    154,638           --
                                                                     --------     --------
                                                                     $599,638     $     --
                                                                     ========     ========

     In connection with negotiating the terms of the notes and advances payable, the Company issued warrants, on the basis of one warrant (pre-split) for each dollar of the loan principal, to purchase 201,403 shares of common stock at $.02 per share (see Note 11).

     Interest charged to expense on the notes payable to related parties for the years ended March 31, 1995, 1996 and 1997 totaled $37,150, $37,152 and $11,054, respectively.

     Effective July 1996, all of the outstanding principal and accrued interest due to the related parties was converted into 184,198 shares of the Company's common stock at a value of $3.31 per share. Accordingly, the entire balance of notes payable is classified as long-term at March 31, 1996.

NOTE 10--LONG-TERM DEBT

     The Company is a party to a term loan agreement with ICICI pursuant to which ICICI made a loan of $300,000 to the Company. The loan bears interest at the prime rate plus 2.5% (limited to a floor of 6% and ceiling of 9%). Quarterly principal payments of $30,000 were originally scheduled to commence December 15, 1995. On July 23, 1996, the ICICI term loan agreement was amended to defer the start of the quarterly payments until December 15, 1996.

     The loan is secured by the Company's trade accounts receivable and equipment. Upon any event of default, the Company may not declare dividends, and ICICI has the option to convert the then outstanding principal and accrued interest balance into shares of the Company's common stock at a fair value to be determined by an independent appraiser.

     Aggregate maturities of long-term debt are $120,000 in each of the years ending March 31, 1998 and 1999.

NOTE 11--COMMON STOCK WARRANTS

     At March 31, 1995, 1996 and 1997, the Company had outstanding warrants to purchase 258,932, 167,458 and 249,998 shares of the Company's common stock, respectively (see Notes 2, 9 and 12). All warrants are exercisable at $.02, except for certain warrants outstanding at March 31, 1997 to purchase 207,000 shares of common stock at $8.70 per share. These warrants, which were issued to the underwriters in connection with the Company's initial public offering, are not exercisable until January 22, 1998. Warrants for 91,474 and 124,460 shares were exercised as of March 18, 1996, and March 25, 1997, respectively. Outstanding warrants expire as follows: December 31, 1999--42,998; January 22, 2002--207,000. At March 31, 1995, 1996 and 1997, 258,932, 167,458 and 249,998
shares of common stock, respectively, were reserved for issuance upon the exercise of outstanding warrants.

NOTE 12--DUE TO OFFICERS/SHAREHOLDERS

     A portion of the annual salaries of two officers and shareholders, aggregating $127,106, was deferred. Interest at 7% has been accrued on the deferred salaries. The Company also issued warrants, on the basis of one warrant (pre-split) for each dollar of deferred salary, to purchase 57,529 shares of common stock at $.02 per share (see Note 11). Interest of $8,896 was charged to expense during each of the years ended March 31, 1995 and 1996, and $2,595 for the year ended March 31, 1997. Effective July 1996, the entire balance of principal and accrued interest was converted into 52,827 shares of the Company's common stock at a value of $3.31 per share.

NOTE 13--OPERATING LEASES

     The Company's headquarters are occupied under an operating lease agreement which expires December 31, 1997. The Company also rents two apartments and two remote sales offices under terms of operating leases which have remaining terms of twelve months or less. Management intends to renew or replace these leases during the normal course of business. Total rent expense incurred for all leases during the years ended March 31, 1995, 1996, and 1997 amounted to $20,350, $23,710 and $48,849, respectively. Current obligations under existing leases totaled $84,011 at March 31, 1997.

NOTE 14--INCOME TAXES

     No provision for income taxes was recorded for the years ended March 31, 1995, 1996 and 1997 due to the Company's significant net operating loss position. As presented below, the Company has calculated a deferred tax benefit; however, a corresponding valuation allowance has been recorded to offset the deferred benefit of net operating loss carryforwards and reversing temporary differences since management could not determine that it is more likely than not that the benefit can be realized in the foreseeable future.

     The components of the net deferred tax asset are as follows:

                                                                          MARCH 31
                                                                   -----------------------
                                                                     1996          1997
                                                                   ---------     ---------
    Net deferred tax asset resulting from using the cash method of accounting for tax reporting, attributable to:
         Accounts payable.......................................   $  27,571     $ 126,577
         Deferred maintenance revenue and advance royalty.......     350,950       372,549
         Accrued interest payable...............................      90,879         6,414
         Accrued royalties......................................      11,982        49,858
         Deferred compensation..................................      52,444            --
         Accounts receivable, net...............................    (100,533)     (359,937)
         Prepaid expenses.......................................     (16,394)      (73,529)
         Other, net.............................................      58,584        13,552
                                                                   ---------     ---------
                                                                     475,483       135,484
    Tax effect of federal and state net operating loss
      carryforwards.............................................     263,301       779,169
                                                                   ---------     ---------
    Net deferred tax asset......................................     738,784       914,653
    Valuation allowance.........................................     738,784       914,653
                                                                   ---------     ---------
    Deferred tax asset, net.....................................   $      --     $      --
                                                                   =========     =========

     The Company has unused net operating loss carryforwards available at March 31, 1997 that may be applied to reduce future taxable income and expire as follows:

                                                                      NET OPERATING LOSS
EXPIRES DURING                                                           CARRYFORWARDS
 YEAR ENDING                                                       -------------------------
   MARCH 31                                                         FEDERAL         STATE
--------------                                                     ----------     ----------
    1998.........................................................  $       --     $  630,442
    2000.........................................................          --      1,220,429
    2006.........................................................      65,955             --
    2007.........................................................      70,111             --
    2008.........................................................     230,949             --
    2010.........................................................      53,743             --
    2011.........................................................     255,274             --
    2012.........................................................   1,220,429             --
                                                                   ----------     ----------
                                                                   $1,896,461     $1,850,871
                                                                   ==========     ==========

     If an "ownership change" were to occur, within the meaning of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards would be subject to an annual limitation.

     The expected statutory tax benefit of the Company's financial accounting losses for the years ended March 31, 1995, 1996 and 1997 have not been recorded due to the uncertainty of their ultimate realization. While the need for the valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

NOTE 15--RELATED PARTY TRANSACTIONS

     In September 1996 the Company sold 4,139 shares of common stock to a director and 43,450 shares to family members of a director at a value of $3.62 per share, for an aggregate purchase price of $172,440.

NOTE 16--COMMITMENTS AND CONTINGENCIES

     The Company has entered into employment/severance (change in control) agreements with four executive officers and has employment agreements with certain key employees which provide for minimum annual salaries and automatic annual renewal at the end of the initial two-year term. The agreements generally contain, among other things, confidentiality agreements, assignment to the Company of inventions made during employment (and under certain circumstances for two years following termination of employment) and non-competition agreements for the term of the agreements plus two years.

     The executive employment/severance agreements provide for payments of up to one year's compensation if there is a change of control in the Company, as defined, and a termination of employment. The maximum contingent liability under these agreements was approximately $363,000 at March 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the captions "Executive Officers of the Registrant," "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference in response to this
Item 10.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the subcaption "Certain Transactions" in the Proxy Statement is incorporated herein by reference to this Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this Report

     1. FINANCIAL STATEMENTS. The following financial statements of the Company are filed as part of this Annual Report on Form 10-K:

                                                                                   PAGE NUMBER
                                                                                   -----------
Report of Independent Certified Public Accountants..............................        25
Balance Sheets at March 31, 1996 and 1997.......................................        26
Statements of Operations for the years ended
  March 31, 1995, 1996 and 1997.................................................        27
Statements of Shareholders' Equity (Deficit) for the years ended
  March 31, 1995, 1996 and 1997.................................................        28
Statements of Cash Flows for the years ended
  March 31, 1995, 1996 and 1997.................................................        29
Notes to Financial Statements...................................................        30
     2. FINANCIAL STATEMENT SCHEDULES.
Schedule II--Valuation and Qualifying Accounts for the years ended
  March 31, 1995, 1996 and 1997.................................................        43

     3. EXHIBITS. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT NO.
-----------
     3.1*      The Registrant's Amended and Restated Articles of Incorporation
     3.2*      The Registrant's Amended and Restated Bylaws
    10.1*      SEEC, Inc. 1994 Stock Option Plan
    10.2*      Cooperation and Project Financing Agreement dated June 1, 1990, as supplemented and amended, among the Industrial Credit and Investment Corporation of India,
                 Limited, ("ICICI"), ERA and the Registrant
    10.3*      Loan Agreement dated June 20, 1994 between ICICI and the Registrant, as amended
    10.4*      International Software Marketing and License Agreement dated November 29, 1993 between VIASOFT, Inc. and the Registrant, as amended
    10.5*      Product Purchase Agreement dated as of March 31, 1996 between the Registrant and
                 ERA
    10.6*      Marketing Agreement dated as of March 1, 1996 between the Registrant and ERA
    10.7*      Stock Purchase Agreement dated as of July 15, 1996 among the Registrant, Glen
                 Chatfield and certain former noteholders of the Registrant
    10.8*      Stock Purchase Agreement dated as of August 15, 1996 among the Registrant and certain purchasers of its Common Stock
    10.9*      Registration Rights Agreement dated as of August 15, 1996 among the Registrant and certain of its shareholders
    10.10*     Employment Agreement dated October 1, 1996 between the Registrant and Ravindra
                 Koka
    10.11*     Employment Agreement dated October 1, 1996 between the Registrant and John D.
                 Godfrey
    10.12*     Employment Agreement dated October 1, 1996 between the Registrant and Richard
                 J.Goldbach
    10.13*     Agreement dated July 16, 1996 between the Registrant and Raj Reddy
    10.14*     Trust Agreement dated August 4, 1992 among the Registrant, Ravindra Koka and Dr.
                 K. Buddhiraju
    10.15      SEEC, Inc. 1997 Stock Option Plan
    10.16      Letter Employment Agreement dated December 26, 1996 between the Registrant and
                 Allen D. Gart
    10.17      Amendment dated January 1, 1997 to Product Purchase Agreement between the
                 Registrant and ERA
    11.1       Statement re computation of pro forma earnings per share
    27         Financial Data Schedule

---------

     * Incorporated by reference from the Registrant's Registration Statement on Form S-1, File No. 333-14027

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SEEC, INC.

June 27, 1997                               By: /s/ RAVINDRA KOKA
                                            ----------------------------
                                              Ravindra Koka
                                              President, Chief Executive
                                              Officer, Treasurer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                                CAPACITY                          DATE
          ---------                                --------                          ----

/s/ RAVINDRA KOKA                  President, Chief Executive Officer,            June 27, 1997
------------------------------     Treasurer and Director
Ravindra Koka

/s/ JOHN D. GODFREY                Vice-President-Professional Services,          June 27, 1997
------------------------------     Secretary and Director
John D. Godfrey

/s/ RICHARD J. GOLDBACH            Chief Financial Officer                        June 27, 1997
------------------------------
Richard J. Goldbach

/s/ RAJ REDDY                      Chairman of the Board and Director             June 27, 1997
------------------------------
Raj Reddy

/s/ STANLEY A. YOUNG               Director                                       June 27, 1997
------------------------------
Stanley A. Young

/s/ RADHA R. BASU                  Director                                       June 27, 1997
------------------------------
Radha R. Basu

/s/ ABRAHAM OSTROVSKY              Director                                       June 27, 1997
------------------------------
Abraham Ostrovsky

                                   SEEC, INC.

                 VALUATION AND QUALIFYING ACCOUNTS--SCHEDULE II
                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

COLUMN A                                              COLUMN B      COLUMN C      COLUMN D      COLUMN E
--------                                              ---------    ----------    -----------    ---------
                                                       BALANCE     ADDITIONS     DEDUCTIONS
                                                         AT        CHARGED TO    CREDITED TO     BALANCE
                                                      BEGINNING    COSTS AND      ACCOUNTS       AT END
DESCRIPTION                                            OF YEAR      EXPENSES     RECEIVABLE      OF YEAR
-----------                                           ---------    ----------    -----------    ---------
MARCH 31, 1995
  Allowance deducted from related balance sheet
     account--Accounts receivable..................    $ 5,762       $   --        $ 1,827       $ 3,935
                                                      =========    ========       ========      ========
MARCH 31, 1996
  Allowance deducted from related balance sheet
     account--Accounts receivable..................    $ 3,935       $6,836        $ 2,995       $ 7,776
                                                      =========    ========       ========      ========
MARCH 31, 1997
  Allowance deducted from related balance sheet
     account--Accounts receivable..................    $ 7,776       $9,392        $ 7,168       $10,000
                                                      =========    ========       ========      ========