Form 10-Q
period 1997-06-30
SEEC INC
filed 1997-08-14
CIK 925524

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 0-21985

                                   SEEC, INC.
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                     55-0686906
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

                              Yes  X        No
                                  ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

            CLASS                 OUTSTANDING AT AUGUST 11, 1997
            -----                --------------------------------
Common Stock, $.01 par value                5,003,096

================================================================================

                                   SEEC, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         NUMBER
                                                                                         ----
PART 1--FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
     Consolidated Statements of Income for the three months ended
       June 30, 1997 and 1996.........................................................      2
     Consolidated Balance Sheets as of June 30, 1997 and March 31, 1997...............      3
     Consolidated Statements of Cash Flows for the three months ended
       June 30, 1997 and 1996.........................................................      4
     Notes to Unaudited Consolidated Financial Statements.............................    5-6
Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations...............................................................   6-10

PART 2--OTHER INFORMATION.............................................................     11
Item 1. Legal Proceedings.............................................................     11
Item 2. Changes in Securities.........................................................     11
Item 3. Defaults Upon Senior Securities...............................................     11
Item 4. Submission of Matters to a Vote of Security Holders...........................     11
Item 5. Other Information.............................................................     11
Item 6. Exhibits and Reports on Form 8-K..............................................     11

SIGNATURES............................................................................     12

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   SEEC, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                     -----------------------------
                                                                       JUNE 30,         JUNE 30,
                                                                         1997             1996
                                                                     ------------     ------------
REVENUES:
  Software license fees..........................................     $2,004,676       $   94,142
  Software maintenance fees......................................         70,151           41,877
  Professional services-product related..........................        224,092          120,044
  Professional services-other....................................         77,740          195,669
                                                                      ----------       ----------
     Total revenues..............................................      2,376,659          451,732
                                                                      ----------       ----------
OPERATING EXPENSES:
  Cost of software license and
     maintenance fees............................................        280,821           31,251
  Professional services-product related..........................        202,539           55,150
  Professional services-other....................................         76,543          148,573
  General and administrative.....................................        363,975           30,217
  Sales and marketing............................................        776,103           88,104
  Research and development.......................................        203,406           63,927
                                                                      ----------       ----------
     Total operating expenses....................................      1,903,387          417,222
                                                                      ----------       ----------
INCOME FROM OPERATIONS...........................................        473,272           34,510
                                                                      ----------       ----------
INTEREST INCOME (EXPENSE), NET:
  Interest expense...............................................         (8,801)         (18,328)
  Interest income................................................        184,251            2,191
                                                                      ----------       ----------
     Total interest income (expense), net........................        175,450          (16,137)
                                                                      ----------       ----------
INCOME BEFORE INCOME TAXES.......................................        648,722           18,373
PROVISION FOR INCOME TAXES.......................................             --               --
                                                                      ----------       ----------
NET INCOME.......................................................     $  648,722       $   18,373
                                                                      ==========       ==========
Net income per common share......................................     $      .13       $      .01
                                                                      ==========       ==========
Weighted average number of common and common equivalent shares
  outstanding....................................................      5,078,761        2,844,936
                                                                      ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,        MARCH 31,
                                                                       1997            1997
                                                                    -----------     -----------
                                                                    (UNAUDITED)     (AUDITED*)
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................   $ 1,978,445     $ 3,811,401
  Short-term investments.........................................    10,186,188       8,987,771
  Accounts receivable, net.......................................     2,025,609         956,505
  Prepaid expenses...............................................        83,880         178,210
                                                                    -----------     -----------
     Total current assets........................................    14,274,122      13,933,887

EQUIPMENT, NET...................................................       169,233         119,565
INVESTMENT IN AFFILIATE..........................................         5,000           5,000
                                                                    -----------     -----------
                                                                    $14,448,355     $14,058,452
                                                                    ===========     ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...............................................   $   189,630     $   330,428
  Accrued royalties..............................................       307,987          90,509
  Accrued compensation...........................................       279,811          21,890
  Accrued interest payable.......................................        12,546          15,546
  Deferred maintenance revenue...................................       319,322         122,378
  Other current liabilities......................................       244,379          82,558
  Current maturities of long-term debt...........................            --         120,000
                                                                    -----------     -----------
     Total current liabilities...................................     1,353,675         783,309
Long-term debt, less current maturities..........................            --         120,000
Advance royalty..................................................            --         780,552
Accrued royalties................................................        18,991          30,331
                                                                    -----------     -----------
     Total liabilities...........................................     1,372,666       1,714,192
                                                                    -----------     -----------
SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares authorized;
     none outstanding
  Common stock--$.01 par value; 20,000,000 shares authorized;
     5,003,096 and 5,000,833 shares issued and outstanding at
     June 30, 1997, and March 31, 1997, respectively.............        50,031          50,008
  Additional paid-in capital.....................................    14,505,986      14,489,601
  Accumulated deficit............................................    (1,479,028)     (2,127,749)
  Unrealized losses on investments...............................        (1,300)        (67,600)
                                                                    -----------     -----------
     Total shareholders' equity..................................    13,075,689      12,344,260
                                                                    -----------     -----------
                                                                    $14,448,355     $14,058,452
                                                                    ===========     ===========

------------------
* Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                --------------------------------------
                                                                  JUNE 30, 1997        JUNE 30, 1996
                                                                -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income and changes in operating assets and
     liabilities.............................................      $   365,740          $     6,049
  Decrease in advance royalty................................         (780,552)              (6,595)
                                                                   -----------          -----------
Net cash used by operating activities........................         (414,812)                (546)
                                                                   -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment......................................          (62,434)              (3,788)
  Purchase of short-term investments.........................       (1,132,117)             (82,224)
                                                                   -----------          -----------
Net cash used by investing activities........................       (1,194,551)             (86,012)
                                                                   -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt................................         (240,000)                  --
  Proceeds from sale of common stock.........................           16,407                   --
                                                                   -----------          -----------
Net cash used by financing activities........................         (223,593)                  --
                                                                   -----------          -----------

Net decrease in cash and cash equivalents....................       (1,832,956)             (86,558)
CASH AND CASH EQUIVALENTS:
  Beginning of period........................................        3,811,401              110,841
                                                                   -----------          -----------
  End of period..............................................      $ 1,978,445          $    24,283
                                                                   ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited, interim consolidated financial statements include the accounts of SEEC, Inc. and its wholly owned subsidiary, SEEC Europe Ltd. (collectively "the Company"). All intercompany accounts and transactions have been eliminated in consolidation.

     In the opinion of the management of the Company these unaudited, interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of operating results for the three-month periods ended June 30, 1997 and 1996. Results for the interim periods are not necessarily indicative of results for the full year. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the information contained in this Form 10-Q should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 1997 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

2. INITIAL PUBLIC OFFERING

     On January 27, 1997, the Company closed the offering of 1,800,000 shares of common stock at a price of $7.25 per share. Furthermore, on February 5, 1997, the underwriters exercised an option to purchase an additional 270,000 shares at $7.25 per share, to cover over-allotments. Net proceeds to the Company from the sale of the total 2,070,000 shares of common stock, after deduction of underwriting discounts and offering expenses, were approximately $13 million.

3. NET INCOME PER COMMON SHARE

     Net income per common and common equivalent share, using the weighted average number of common and common equivalent shares outstanding, was computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB 83) by applying the treasury stock method. Pursuant to SAB 83, common and common equivalent shares issued by the Company during the 12 months immediately preceding a proposed public offering at prices substantially below the initial public offering price, together with common share equivalents which result from the grant of common stock options having exercise prices substantially below the initial public offering price during the same period, have been included in the calculation of the shares used in computing net income per share for the three months ended June 30, 1996.

4. LONG-TERM DEBT

     At June 30, 1997 the Company paid in full its outstanding principal and interest obligations under the term loan agreement with ICICI. The loan, which had an original principal balance of $300,000 and a balance of $240,000 as of March 31, 1997, and which bore interest at the prime rate plus 2.5% (with a ceiling of 9%), had been scheduled to be repaid in quarterly principal installments of $30,000 through March 1999.

5. ADVANCE ROYALTY

     Effective December 1, 1993, the Company entered into a five-year license agreement (the License Agreement) with VIASOFT, Inc. ("VIASOFT") which generally granted to VIASOFT a worldwide license to use and market certain of the Company's products on a private label basis. The License Agreement provided, among other things, for royalties of up to 30% of any license or maintenance fees related to licensed products and minimum advance royalty payments totaling $900,000 during the 18-month exclusivity period which expired on May 31, 1995. The advance royalty of $900,000 was being recognized as income as copies of the licensed products were delivered to VIASOFT for resale, and, to a lesser extent, as royalties on the related maintenance revenues were reported to the Company by VIASOFT.

     The Company gave notice to VIASOFT on December 3, 1996 of its intention to terminate the License Agreement as a result of VIASOFT's not making additional minimum royalty payments of at least $1,000,000 during the preceding 12 months, as required by the License Agreement. The Company had received notice from VIASOFT that it did not intend to extend the Agreement by making such minimum payments and acknowledging that the Agreement would terminate effective June 4, 1997.

     The License Agreement had provided that, upon termination, the Company would be obligated to deliver to VIASOFT that number of copies of the licensed products equal to the balance of the advance royalty divided by the applicable licensed product royalty amounts. At such time as these copies were delivered to VIASOFT, the Company would recognize as income the balance of the advance royalty.

     On June 30, 1997, the Company received formal notice from VIASOFT that no further copies of the licensed products were to be delivered to VIASOFT, and that the Company was relieved of such obligation under the terms of the License Agreement. Accordingly, the $780,552 balance of the advance royalty has been recognized as software license revenue in the quarter ended June 30, 1997.

INCOME TAXES

     No provision for income taxes was recorded for the three months ended June 30, 1997 and 1996 due to the Company's significant net operating loss position. The Company's net deferred tax asset is offset by a valuation allowance of the same amount, since the Company has not determined that it is more likely than not that it will be realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was founded in 1988 to develop tools and solutions for maintenance and redevelopment of legacy COBOL applications. In 1992, the Company commercially introduced its first product, COBOL Analyst. From 1992 to 1996, the Company devoted significant resources to developing its proprietary suite of products for COBOL maintenance and redevelopment, including products for year 2000 impact analysis. In 1995 and 1996, the Company introduced its COBOL Analyst 2000, COBOL Slicer, LAN version of COBOL Analyst, and Date Analyzer products. During the fourth quarter of the fiscal year 1997, the Company completed beta testing of its source renovation tool for year 2000--Smart Change 2000--and subsequently introduced the tool for general availability. The Company has continually enhanced its COBOL Analyst product line. The Company began to increase its commitment to providing year 2000-related professional services in fiscal year 1996 as a result of the increased awareness of and demand for year 2000 solutions.

     The Company derives its revenue from software license fees, professional services fees and royalties from distribution of the Company's software products. The Company's software is licensed primarily to Fortune 1000 companies, governmental organizations and service providers. Product-related services are provided to customers in conjunction with its software products. Other professional services are primarily programming services provided on a contract basis to similar large organizations. The Company's products and services are marketed through its sales force directly in the United States, Europe and Canada, and through product distributors, service providers and system integrators worldwide. Through fiscal year 1996, substantially all of the Company's revenues had come from sales in the United States. In fiscal year 1997, approximately 16% of the Company's revenues were from sales to customers outside the United States.

     The Company's revenues from software license fees and product-related professional services increased significantly in fiscal year 1997 and in the quarter ended June 30, 1997. This increase is attributable to the investments made in marketing year 2000 tools and solutions, particularly since the Company's initial public offering in January 1997. The Company anticipates that this trend will continue as it continues to build its sales and marketing infrastructure. The demand for the Company's year 2000 products and solutions are expected to increase significantly as market awareness of the year 2000 problem continues to grow. The Company expects that the knowledge and close working relationships developed with customers in providing year 2000 solutions will provide additional opportunities for the Company to provide ongoing solutions for COBOL maintenance and redevelopment and for migration from mainframe to client/server environments.

     Revenues from professional services fees--other are expected to continue to decrease in significance as the Company shifts it resources and professional staff from contract programming to year 2000 products and services.

     The Company recognizes software license fees upon shipment of the software to the customer. Revenues from software maintenance are deferred and recognized on a straight-line basis over the contract support period, which is typically one year. Software maintenance contracts are generally renewable on an annual basis, although the Company also negotiates long-term maintenance contracts from time to time. Revenues from professional services are recognized as the services are provided, or on achievement of performance milestones, depending on the nature of the services or contract.

COMPARISON OF QUARTER ENDED JUNE 30, 1997 AND JUNE 30, 1996

     References to the first quarter of fiscal 1998 and the first quarter of fiscal 1997 refer to the three months ended June 30, 1997 and June 30, 1996, respectively.

     REVENUES. Total revenue for the first quarter of fiscal 1998 was $2,377,000 compared to $452,000 for the first quarter of fiscal 1997, an increase of $1,925,000 or 426%. This growth resulted primarily from increases in software license fees, including approximately $781,000 attributable to the revenue recognition of the advance royalty from VIASOFT, as discussed in Note 5 to the financial statements. To a lesser extent, the increase in professional services--product related revenues contributed to overall revenue growth, although that increase was substantially offset by a planned decrease in professional services--other revenues.

     Software license fees were $2,005,000 for the first quarter of fiscal 1998 compared to $94,000 for the first quarter of fiscal 1997, an increase of $1,911,000. The increase in software license fees is attributable to (1) the Company's recent build-up of its sales and marketing infrastructure to market its products and solutions directly to end users, (2) increased customer awareness of the year 2000 problem which resulted in higher demand for the Company's year 2000 tools and solutions, (3) expanded distribution of the Company's products and solutions through third party service providers and selected distributors, and (4) revenue recognition of the $781,000 advance royalty from VIASOFT, compared to $7,000 of revenues from VIASOFT in the first quarter of fiscal 1997.

     Software maintenance fees were $70,000 for the first quarter of fiscal 1998 compared to $42,000 for the first quarter of fiscal 1997, an increase of $28,000 or 67%. Software maintenance fees generally correlate with software license fees. Therefore, the increase in software maintenance fees is attributable to the increase in software license fees during the quarter and during the previous twelve months.

     Professional services--product related revenues were $224,000 for the first quarter of fiscal 1998 compared to $120,000 for the first quarter of fiscal 1997, an increase of $104,000 or 87%. This increase is primarily attributable to increased customer awareness of the year 2000 problem and acceptance of the Company's Smart Change process and tools.

     Revenues from professional services--other were $78,000 for the first quarter of fiscal 1998 compared to $196,000 for the first quarter of fiscal 1997, a decrease of $118,000 or 60%. The Company has been re-directing its C++ and Windows programming resources to other areas, primarily to meet increased demand for its year 2000 products and services. As a result, revenues from professional services--other have been steadily decreasing since the first quarter of fiscal 1997, and this decrease is expected to continue.

     COST OF REVENUES. Cost of revenues includes cost of software license and maintenance fees, cost of professional services--product related, and cost of professional services--other. Included in the cost of software license and maintenance fees and cost of professional services--product related are royalties which the Company pays to ICICI for each product which the Company sells, and to VIASOFT for certain products. Through December 31, 1996 the Company had also paid royalties to ERA. By mutual agreement between the Company and ERA, such royalty payments were eliminated effective January 1, 1997.

     The Company's total cost of revenue was $560,000 for the first quarter of fiscal 1998 compared to $235,000 for the first quarter of fiscal 1997, an increase of $325,000 or 138%. These increases are primarily attributable to increased revenues from software licenses fees and professional services--product related.

     Cost of software license and maintenance fees was $281,000 for the first quarter of fiscal 1998 compared to $31,000 for the first quarter of fiscal 1997, an increase of $250,000 or 860%. These increases are primarily attributable to increased royalty expenses, particularly those payable to ICICI. Royalty expense is calculated as a percentage of specified revenues.

     Professional services--product related costs were $203,000 for the first quarter of fiscal 1998 compared to $55,000 for the first quarter of fiscal 1997, an increase of $148,000 or 269%. The increase corresponds to the growth in revenues for year 2000 services discussed above.

     Professional services--other costs were $76,000 for the first quarter of fiscal 1998 compared to $149,000 for the first quarter of fiscal 1997, a decrease of $73,000 or 49%. The decrease corresponds to the decline in contract programming services provided in the quarter.

     The Company's total gross margin (total revenues less total cost of revenues) as a percentage of revenue was 76% in the first quarter of fiscal 1998 compared to 48% in the first quarter of fiscal 1997. The increase in the total gross margin percentage reflects proportionate changes in the components of total revenues. For instance, software license and maintenance fees, the components of total revenues with the highest gross margins, comprised 87% of total revenues for the first quarter of fiscal 1998, compared to 30% of total revenues for the first quarter of fiscal 1997.

     Gross margin percentages were 86% and 77% for software license and maintenance fees, 10% and 54% for professional services--product related, and 2% and 24% for professional services--other, for the first quarters of fiscal 1998 and 1997, respectively. The increase in the gross margin percentage for software license and maintenance fees is primarily attributable to the discontinuation of the royalties payable to ERA, effective January 1, 1997, as discussed above. Furthermore, gross margin percentages for software license and maintenance fees will fluctuate depending on the mix of software products and the varying royalty expenses associated with those products. The gross margin percentages for professional services--product related will vary depending on the type of services provided, and also on the timing and amount of additional costs incurred to build the professional services infrastructure. Services that are relatively highly automated, such as year 2000 inventory and impact assessments, typically require fewer professional hours to perform than services involving planning, source renovation or testing. Furthermore, the Company's pricing for product-related services will vary based on the complexity and scope of the engagement, and competitive considerations.

     The professional services--product related gross margin percentage of 10% for the first quarter of fiscal 1998 reflects additional costs incurred for recruiting, hiring, training and equipping new professionals. The Company has been building its professional services infrastructure, typically in advance of contract signing and commencement of services, so that adequate resources are available to meet the continuing demand for year 2000 services. While these costs are likely to recur, the timing and amounts are expected to fluctuate from period to period and will therefore have a varying impact on gross margin percentages. Furthermore, the gross margin percentage of 54% in the first quarter of fiscal 1997 was generated from services that were more automated, and prior to the Company beginning its build-up of the professional services infrastructure.

     The gross margin percentages for professional services--other fluctuate based on the prices of the individual service contracts, the Company's payroll and other costs of professional staff providing the services, and the proportionate contribution of each contract to the total revenue for this category in a period.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related benefits of the Company's sales, sales support, and marketing personnel, plus the costs of travel, advertising, and other promotional activities. Sales and marketing expenses were $776,000 for the first quarter of fiscal 1998 compared to $88,000 for the first quarter of fiscal 1997, an increase of $688,000. This increase is due primarily to the Company's decision to increase the direct sales and marketing of its products and solutions to customers. Expenditures for sales and marketing began to increase during fiscal 1997 in reaction to year 2000 revenue opportunities. Spending accelerated in the latter part of fiscal 1997 and continued through the first quarter of 1998, as funds raised in the Company's initial public offering were used to recruit and hire sales and sales support personnel, to add sales offices, to start-up SEEC Europe Ltd., and to increase market awareness of the Company's products and solutions through expanded advertising, participation in trade shows and conferences, and other promotional activities.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance and accounting, rental of office space and other administrative functions of the Company. General and administrative expenses were $364,000 for the first quarter of fiscal 1998 compared to $30,000 for the first quarter of fiscal 1997, an increase of $334,000. The increase is due primarily to additional payroll and related costs, rent, insurance and professional service costs, reflective of the Company's growth and change in status from a private, closely-held company as of the first quarter of fiscal 1997, to a publicly-held company as of January 1997.

     RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $203,000 for the first quarter of fiscal 1998 compared to $64,000 for the first quarter of fiscal 1997, an increase of $139,000 or 217%. Expenditures for research and development vary depending on the nature and status of projects and the in-house versus off-shore components of the project costs. The Company utilizes the resources of ERA, its off-shore affiliate (India), for certain research and development. Furthermore, during the first quarter of fiscal 1997 the Company had temporarily re-directed some professional staff to meet the increase demand for year 2000 services.

     INTEREST EXPENSE. Interest expense was $9,000 for the first quarter of fiscal 1998 compared to $18,000 for the first quarter of fiscal 1997, a decrease of $9,000 or 50%. Until July 1996, interest expense included interest on notes and advances payable to certain directors and shareholders, and deferred salaries of two officers and shareholders. These interest-bearing obligations were converted to shares of the Company's common stock in July 1996. Interest expense for both periods presented includes interest on the Company's indebtedness to ICICI.

     INTEREST INCOME. Interest income was $184,000 in the first quarter of fiscal 1998, compared to $2,000 in the first quarter of fiscal 1997, an increase of $182,000. The increase is due primarily to interest earned on the net proceeds received in January and February 1997 from the Company's initial public offering, which were invested in money market funds and high-grade bonds and bond funds with average maturities of less than two years.

     INCOME TAXES. No provision for income taxes was recorded for the periods presented due to the Company's significant net operating loss carryforwards. As of March 31, 1997, the Company had available unused Federal and State net operating loss carryforwards that may be applied to reduce future taxable income of approximately $1,896,000 and $1,851,000, respectively. The net operating loss carryforwards expire at various times beginning with the fiscal year ending March 31, 1998 and extending through the fiscal year ending March 31, 2012. Changes in the Company's ownership may result in an annual limitation on the amount of carryforwards that could be utilized.

LIQUIDITY AND CAPITAL RESOURCES

     In January and February 1997 the Company generated net proceeds of approximately $13 million from its underwritten initial public offering and subsequent exercise by the underwriters of an option to purchase additional shares, to cover over-allotments. Since that time, the Company has been using the net proceeds of the offering and cash flows for general operating expenses, expansion of the sales and marketing infrastructure, equipment purchases, internal research and development funding and for hiring personnel to perform year 2000 compliance services.

     Total cash, cash equivalents and short-term investments were $12,165,000 at June 30, 1997 compared to $12,799,000 at March 31, 1997. Net cash used by operating activities was $415,000 for the quarter ended June 30, 1997. In addition, the Company used $62,000 and $240,000 of cash to purchase equipment and retire debt, respectively, in the quarter. Total working capital at June 30, 1997 was $12,920,000 compared to $13,151,000 at March 31, 1997.

     Management believes that cash flows from operations and the current cash balances and short-term investments will be sufficient to meet the Company's cash flow needs for the next twelve months and the foreseeable period thereafter. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financing.

SEASONALITY

     The Company's operations are not affected by seasonal fluctuations, although the Company's cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     (27) Financial Data Schedule

(b) Reports on Form 8-K

          No reports on Form 8-K were filed for the three months ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        SEEC, Inc.
                                            ------------------------------------
                                                       (Registrant)

Date: August 11, 1997
                                          By:        /s/ RAVINDRA KOKA
                                             -----------------------------------
                                                      Ravindra Koka
                                             President & Chief Executive Officer


                                          By:    /s/ RICHARD J. GOLDBACH
                                             -----------------------------------
                                                    Richard J. Goldbach
                                                   Chief Financial Officer