Form 10-Q
period 1997-09-30
SEEC INC
filed 1997-11-14
CIK 925524

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                              Yes  X        No ___

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

            CLASS                OUTSTANDING AT OCTOBER 31, 1997
-----------------------------    --------------------------------
Common Stock, $.01 par value                5,003,096

================================================================================

                                   SEEC, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         NUMBER
                                                                                         ----
PART 1--FINANCIAL INFORMATION
Item 1. Financial Statements
     Statements of Income for the three months
       and six months ended September 30, 1997 and 1996...............................      2
     Condensed Balance Sheets as of September 30, 1997 and March 31, 1997.............      3
     Condensed Statements of Cash Flows for the six months
       ended September 30, 1997 and 1996..............................................      4
     Notes to Unaudited Financial Statements..........................................    5-6
Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations...............................................................   6-10

PART 2--OTHER INFORMATION.............................................................     11
Item 1. Legal Proceedings.............................................................     11
Item 2. Changes in Securities.........................................................     11
Item 3. Defaults Upon Senior Securities...............................................     11
Item 4. Submission of Matters to a Vote of Security Holders...........................     11
Item 5. Other Information.............................................................     11
Item 6. Exhibits and Reports on Form 8-K..............................................     11

SIGNATURES............................................................................     12

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   SEEC, INC.

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                           ----------------------------     ----------------------------
                                                1997             1996            1997            1996
                                           --------------     ---------     --------------     ---------
                                           (CONSOLIDATED)                   (CONSOLIDATED)
REVENUES:
  Software license and maintenance
     fees..............................      $1,937,310       $ 315,102       $4,012,137       $ 451,121
  Professional services--product
     related...........................         435,247         146,347          659,339         266,391
  Professional services--other.........          40,348         176,330          118,088         371,999
                                              ---------       ---------        ---------       ---------
     Total revenues....................       2,412,905         637,779        4,789,564       1,089,511
                                              ---------       ---------        ---------       ---------
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance
       fees............................         333,398          62,835          614,219          94,086
     Professional services--product
       related.........................         381,541          80,277          584,080         135,427
     Professional services--other......          39,217         154,135          115,760         302,708
                                              ---------       ---------        ---------       ---------
          Total cost of revenues.......         754,156         297,247        1,314,059         532,221
  General and administrative...........         419,541          56,772          783,516          86,989
  Sales and marketing..................         943,212         188,117        1,719,315         276,221
  Research and development.............         239,638          73,883          443,044         137,810
                                              ---------       ---------        ---------       ---------
     Total operating expenses..........       2,356,547         616,019        4,259,934       1,033,241
                                              ---------       ---------        ---------       ---------
INCOME FROM OPERATIONS.................          56,358          21,760          529,630          56,270
                                              ---------       ---------        ---------       ---------
INTEREST INCOME (EXPENSE):
  Interest expense.....................          (8,643)        (13,110)         (17,444)        (31,438)
  Interest income......................         179,332           4,993          363,583           7,184
                                              ---------       ---------        ---------       ---------
     Net interest income (expense).....         170,689          (8,117)         346,139         (24,254)
                                              ---------       ---------        ---------       ---------
INCOME BEFORE INCOME TAXES.............         227,047          13,643          875,769          32,016
PROVISION FOR INCOME TAXES.............              --              --               --              --
                                              ---------       ---------        ---------       ---------
NET INCOME.............................       $ 227,047       $  13,643        $ 875,769       $  32,016
                                              =========       =========        =========       =========
Net income per common share............       $    0.04       $      --        $    0.17       $    0.01
                                              =========       =========        =========       =========
Weighted average number of common and
  common equivalent shares
  outstanding..........................       5,346,200       2,912,217        5,305,370       2,912,217
                                              =========       =========        =========       =========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                                 BALANCE SHEETS

                                                                    SEPTEMBER 30,      MARCH 31,
                                                                        1997             1997
                                                                    -------------     -----------
                                                                    (CONSOLIDATED)    (AUDITED*)
                                                                     (UNAUDITED)
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................     $ 1,128,539     $ 3,811,401
  Short-term investments.........................................      10,239,620       8,987,771
  Accounts receivable:
     Trade, net..................................................       3,697,556         872,363
     Affiliate...................................................         207,867          84,142
  Prepaid expenses...............................................         173,611         178,210
                                                                      -----------     -----------
     Total current assets........................................      15,447,193      13,933,887

EQUIPMENT, NET...................................................         264,057         119,565
INVESTMENT IN AFFILIATE..........................................           5,000           5,000
                                                                      -----------     -----------
                                                                      $15,716,250     $14,058,452
                                                                      ===========     ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable:
     Trade.......................................................     $   545,979     $   306,778
     Affiliate...................................................          39,698          23,650
  Accrued royalties..............................................         464,867          90,509
  Accrued compensation...........................................         425,800          21,890
  Accrued interest...............................................          21,185          15,546
  Deferred maintenance revenue...................................         659,610         122,378
  Other current liabilities......................................         227,076          82,558
  Current maturities of long-term debt...........................              --         120,000
                                                                      -----------     -----------
     Total current liabilities...................................       2,384,215         783,309
Long-term debt, less current maturities..........................              --         120,000
Advance royalty..................................................              --         780,552
Accrued royalties................................................              --          30,331
                                                                      -----------     -----------
     Total liabilities...........................................       2,384,215       1,714,192
                                                                      -----------     -----------
SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares authorized;
     none outstanding
  Common stock--$.01 par value; 20,000,000 shares authorized;
     5,003,096 and 5,000,833 shares issued and outstanding at
     September 30, 1997, and March 31, 1997, respectively........          50,031          50,008
  Additional paid-in capital.....................................      14,505,986      14,489,601
  Accumulated deficit............................................      (1,251,980)     (2,127,749)
  Unrealized gains (losses) on investments.......................          27,998         (67,600)
                                                                      -----------     -----------
     Total shareholders' equity..................................      13,332,035      12,344,260
                                                                      -----------     -----------
                                                                      $15,716,250     $14,058,452
                                                                      ===========     ===========

------------------
* Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                       ----------------------------
                                                                            1997            1996
                                                                       --------------    ----------
                                                                       (CONSOLIDATED)
CASH FLOWS USED BY OPERATING ACTIVITIES.............................     $(1,124,373)    $  (20,498)
                                                                         -----------     ----------
CASH FLOWS USED BY INVESTING ACTIVITIES:
  Purchase of equipment.............................................        (178,646)       (15,849)
  Purchase of short-term investments................................      (1,156,251)            --
                                                                         -----------     ----------
     Net cash used by investing activities..........................      (1,334,897)       (15,849)
                                                                         -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt.......................................        (240,000)            --
  Proceeds from sale of common stock and exercise of common stock
     warrants and options...........................................          16,408        747,440
                                                                         -----------     ----------
     Net cash provided (used) by financing activities...............        (223,592)       747,440
                                                                         -----------     ----------

Net increase (decrease) in cash and cash equivalents................      (2,682,862)       711,093
CASH AND CASH EQUIVALENTS:
  Beginning of period...............................................       3,811,401        110,841
                                                                         -----------     ----------
  End of period.....................................................     $ 1,128,539     $  821,934
                                                                         ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The September 30, 1997 financial statements include the accounts of SEEC Europe Ltd., SEEC, Inc.'s wholly-owned subsidiary organized on April 28, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of the management of the Company, these unaudited, interim financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of operating results for the three-month and six-month periods ended September 30, 1997 and 1996. Results for the interim periods are not necessarily indicative of results for the full year. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the information contained in this Form 10-Q should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 1997 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

2. REVENUE RECOGNITION

     The Company recognizes software license fees upon shipment of the software to the customer. Revenues from software maintenance are deferred and recognized on a straight-line basis over the contract support period, which is typically one year. Software maintenance contracts are generally renewable on an annual basis, although the Company also negotiates long-term maintenance contracts from time to time. Revenues from professional services are recognized as the reengineering, consulting, training or other services are provided, or on achievement of performance milestones, depending on the nature of the services or contract.

3. INITIAL PUBLIC OFFERING

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

4. NET INCOME PER COMMON SHARE

     Net income per common and common equivalent share, using the weighted average number of common and common equivalent shares outstanding, was computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB 83) by applying the treasury stock method. Pursuant to SAB 83, common and common equivalent shares issued by the Company during the 12 months immediately preceding a proposed public offering at prices substantially below the initial public offering price, together with common share equivalents which result from the grant of common stock options having exercise prices substantially below the initial public offering price during the same period, have been included in the calculation of the shares used in computing net income per share for the three-month and six-month periods ended September 30, 1996.

5. LONG-TERM DEBT

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

6. ADVANCE ROYALTY

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

     On June 30, 1997, the Company received formal notice from VIASOFT that no further copies of the licensed products were to be delivered to VIASOFT, and that the Company was relieved of such obligation under the terms of the License Agreement. Accordingly, the $780,552 balance of the advance royalty was recognized as software license revenue in the quarter ended June 30, 1997, and that revenue is included in the six-month period ended September 30, 1997.

7. INCOME TAXES

     No provision for income taxes was recorded for the three-month and six-month periods ended September 30, 1997 and 1996 due to the Company's net operating loss position. The Company's net deferred tax asset is offset by a valuation allowance of the same amount since the Company has not determined that it is more likely than not that it will be realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was founded in 1988 to develop tools and solutions for maintenance and redevelopment of legacy COBOL applications. The Company now provides enterprise solutions using a suite of software products for maintaining and redeveloping legacy system applications and related databases, including solutions for the migration of existing legacy applications from mainframe to client/server environments. SEEC's enterprise solutions and software products are designed to minimize the time and cost of legacy system maintenance and redevelopment by automating various functions and utilizing well-defined methodologies and repeatable processes.

     The Company's software products, including those based on the Company's core source code analysis technology, automate many of the procedures required for maintaining and redeveloping mainframe-based legacy software systems, including year 2000 conversion. In 1992, SEEC introduced the first PC Windows-based product for COBOL maintenance and redevelopment as an alternative to existing mainframe-based tools. The Company's products analyze and modify source code, which is downloaded from the mainframe to a PC/LAN Microsoft Windows environment where it is stored in application dictionaries for performance of maintenance and redevelopment functions. SEEC has also developed software products that enable customers to extract business rules and functions from legacy applications for reuse in object-oriented client/server environments. SEEC markets and sells its enterprise solutions and products primarily to Fortune 1000 companies and similarly-sized business and governmental organizations. SEEC also licenses its products to third party service providers.

     The Company derives its revenue from software license and maintenance fees and professional services fees. Product-related services, typically provided to customers in conjunction with the sale of software licenses, include consulting and training services. Product-related services also include reengineering services, which the Company provides under time and materials and fixed-price contracts. Other professional services are primarily programming services, provided on a contract basis.

COMPARISON OF QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     References to the second quarter of fiscal 1998 and the second quarter of fiscal 1997 refer to the three months ended September 30, 1997 and September 30, 1996, respectively.

     REVENUES. Total revenues for the second quarter of fiscal 1998 were $2,413,000 compared to $638,000 for the second quarter of fiscal 1997, an increase of $1,775,000 or 278%. For the six months ended September 30, 1997 total revenues were $4,790,000 compared to $1,090,000 for the six months ended September 30, 1996, an increase of $3,700,000 or 339%. The increases in revenues resulted primarily from increases in software license and maintenance fees, including approximately $781,000 attributable to the revenue recognition of the advance royalty from VIASOFT, as discussed in Note 6 to the financial statements. The increases also resulted, to a lesser extent, from increased professional services--product related revenues which was offset, in substantial part, by a planned decrease in professional services--other revenues.

     Software license and maintenance fees were $1,937,000 for the second quarter of fiscal 1998 compared to $315,000 for the second quarter of fiscal 1997, an increase of $1,622,000 or 515%. For the six months ended September 30, 1997, software license and maintenance fees were $4,012,000 compared to $451,000 for the six months ended September 30, 1996, an increase of $3,561,000 or 790%. The increases in software license and maintenance fees are attributable to increased demand for the Company's products and solutions resulting from (1) the Company's recent build-up of its sales and marketing infrastructure to market its products and solutions directly to end users, (2) increased customer awareness of the year 2000 problem, and (3) expanded distribution of the Company's products and solutions through third party service providers and its distributor. The increase for the first six months of fiscal 1998 also resulted from the revenue recognition of the $781,000 advance royalty from VIASOFT, which occurred in the first quarter of fiscal 1998, compared to $5,000 and $12,000 of revenues from VIASOFT in the second quarter and first six months of fiscal 1997, respectively.

     Professional services--product related revenues were $435,000 for the second quarter of fiscal 1998 compared to $146,000 for the second quarter of fiscal 1997, an increase of $289,000 or 198%. For the six months ended September 30, 1997 professional services--product related revenues were $659,000 compared to $266,000 for the six months ended September 30, 1996, an increase of $393,000 or 148%. These increases are primarily attributable to services related to the acceptance of the Company's Smart Change process and software products and increased year 2000 assessment and remediation services performed in the fiscal 1998 periods.

     Revenues from professional services--other were $40,000 for the second quarter of fiscal 1998 compared to $176,000 for the second quarter of fiscal 1997, a decrease of $136,000 or 77%. For the six months ended September 30, 1997 revenues from professional services--other were $118,000 compared to $372,000 for the six months ended September 30, 1996, a decrease of $254,000 or 68%. The Company has been re-directing its programming resources to meet increased demand for its year 2000 products and services. As a result, revenues from professional services--other have been steadily decreasing since the second quarter of fiscal 1997.

     COST OF REVENUES. Cost of revenues includes cost of software license and maintenance fees, cost of professional services--product related, and cost of professional services--other. Included in the cost of software license and maintenance fees and cost of professional services--product related, are royalties which the Company pays to ICICI for each product sold or service provided, and to VIASOFT for certain products. Through December 31, 1996 the Company also paid royalties to ERA. Such royalty payments were eliminated effective January 1, 1997 by mutual agreement between the Company and ERA.

     The Company's total cost of revenues was $754,000 for the second quarter of fiscal 1998, compared to $297,000 for the second quarter of fiscal 1997, an increase of $457,000 or 154%. For the six months ended September 30, 1997, total cost of revenues was $1,314,000 compared to $532,000 for the six months ended

September 30, 1996, an increase of $782,000 or 147%. These increases are primarily attributable to the additional costs of royalties and personnel required to provide customer support and year 2000 services. The additional royalty and personnel costs are both directly related to increased revenues.

     Cost of software license and maintenance fees was $333,000 for the second quarter of fiscal 1998 compared to $63,000 for the second quarter of fiscal 1997, an increase of $270,000 or 429%. For the six months ended September 30, 1997, cost of software license and maintenance fees was $614,000 compared to $94,000 for the six months ended September 30, 1996, an increase of $520,000 or 553%. These increases are primarily attributable to increased royalty expenses, particularly royalties payable to ICICI. Royalty expense is calculated as a percentage of revenues from sales of software products specified in the ICICI and VIASOFT agreements. In addition, the Company incurred increased costs for customer support related to additional maintenance contracts entered into in the fiscal 1998 periods.

     Professional services--product related costs were $382,000 for the second quarter of fiscal 1998 compared to $80,000 for the second quarter of fiscal 1997, an increase of $302,000 or 378%. For the six months ended September 30, 1997, professional services--product related costs were $584,000 compared to $135,000 for the six months ended September 30, 1996, an increase of $449,000 or 333%. These increases are primarily attributable to services related to the acceptance of the Company's Smart Change Factory solution and increased year 2000 assessment and remediation services performed in the fiscal 1998 periods. The Company has been developing its professional services infrastructure to address increasing demand for year 2000 products and solutions.

     Professional services--other costs were $39,000 for the second quarter of fiscal 1998 compared to $154,000 for the second quarter of fiscal 1997, a decrease of $115,000 or 75%. For the six months ended September 30, 1997, professional services--other costs were $116,000 compared to $303,000 for the six months ended September 30, 1996, a decrease of $187,000 or 62%. The decreases correspond to the decline in contract programming services provided in the fiscal 1998 periods.

     The Company's total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 69% and 73% for the second quarter and six months ended September 30, 1997, respectively, compared to 53% and 51% for the second quarter and six months ended September 30, 1996, respectively. The increases in the total gross margin percentages between the respective fiscal 1998 and fiscal 1997 periods reflect proportionate changes in the components of total revenues. Software license and maintenance fees, which have higher gross margins than professional services fees, comprised 80% or more of total revenues in the fiscal 1998 periods presented, compared to less than 50% of total revenues in the fiscal 1997 periods presented.

     Gross margin percentages were 83% and 80% for software license and maintenance fees, 12% and 45% for professional services--product related, and 3% and 13% for professional services--other, for the second quarters of fiscal 1998 and 1997, respectively. For the six months ended September 30, 1997 and 1996, gross margin percentages were 85% and 79% for software license and maintenance fees, 11% and 49% for professional services--product related, and 2% and 19% for professional services--other, respectively.

     The gross margin percentages for software license and maintenance fees will fluctuate depending on the mix of software products and the varying royalty expenses associated with those products. The percentages for the fiscal 1998 periods presented were favorably impacted by the discontinuation of the royalties payable to ERA, effective January 1, 1997, as discussed above. Offsetting that impact, in part, were the increased costs of providing customer support in the fiscal 1998 periods, also discussed above.

     The gross margin percentages for professional services--product related will vary depending on the type of services provided and the timing and amount of costs incurred to build up the professional services infrastructure. Services that have higher degrees of automation, such as year 2000 inventory and impact assessments, typically require fewer professional hours to perform than services involving planning, source code remediation or testing. Furthermore, the Company's pricing for product-related services will vary based on the complexity and scope of the engagement, and competitive considerations. The professional services--product related gross margin percentages of 12% and 11% for the second quarter and first six months of fiscal 1998 reflect additional costs incurred for recruiting, hiring, training and purchasing equipment for new professionals. The Company has been building its professional services infrastructure, typically in advance of contract signing and commencement of services, so that adequate resources are available to meet the increasing demand for year 2000 services. While these costs are likely to recur, the timing and amounts are expected to fluctuate from period to period and will therefore have a varying impact on gross margin percentages. Finally, the gross margin percentages of 45% and 49% in the second quarter and first six months of fiscal 1997 were higher due to a greater level of automated services performed in those periods, as compared to the fiscal 1998 periods.

     The gross margin percentages for professional services--other fluctuate based on the prices of the individual service contracts, the Company's payroll and other costs of professional staff providing the services, and the proportionate contribution of each contract to the total revenue for this category in a period.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related benefits of the Company's sales, sales support, and marketing personnel, plus the costs of travel, advertising, and other promotional activities. Sales and marketing expenses were $943,000 for the second quarter of fiscal 1998 compared to $188,000 for the second quarter of fiscal 1997, an increase of $755,000 or 402%. For the six months ended September 30, 1997, sales and marketing expenses were $1,719,000 compared to $276,000 for the six months ended September 30, 1996, an increase of $1,443,000 or 523%. These increases are due primarily to the Company's decision to increase the direct sales and marketing of its products and solutions to customers to address year 2000 revenue opportunities. Spending accelerated in the latter part of fiscal 1997 and continued through the second quarter of fiscal 1998, as funds raised in the Company's initial public offering were used to recruit and hire personnel, to add domestic and international sales offices and to increase market awareness of the Company's products and solutions through expanded advertising, participation in trade shows and conferences, and other promotional activities.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, office rent, communications, and other administrative functions of the Company. General and administrative expenses were $420,000 for the second quarter of fiscal 1998 compared to $57,000 for the second quarter of fiscal 1997, an increase of $363,000 or 637%. For the six months ended September 30, 1997 general and administrative expenses were $784,000 compared to $87,000 for the six months ended September 30, 1996, an increase of $697,000 or 801%. These increases are due primarily to the Company's expanded operations and costs associated with being a public company.

     RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $240,000 for the second quarter of fiscal 1998 compared to $74,000 for the second quarter of fiscal 1997, an increase of $166,000 or 224%. For the six months ended September 30, 1997 research and development expenses were $443,000 compared to $138,000 for the six months ended September 30, 1996, an increase of $305,000 or 221%. Expenditures for research and development vary depending upon the number and size of projects underway at any time, their stage of development, and the in-house versus off-shore components of the project costs. The Company utilizes the resources of ERA, its off-shore affiliate in India, for certain research and development. Furthermore, during the second quarter and six months ended September 30, 1996, the Company had temporarily re-directed some professional research and development staff to meet the increased demand for year 2000 services.

     INTEREST EXPENSE. Interest expense was $9,000 for the second quarter of fiscal 1998 compared to $13,000 for the second quarter of fiscal 1997, a decrease of $4,000 or 31%. For the six months ended September 30, 1997 interest expense was $17,000 compared to $31,000 for the six months ended September 30, 1996, a decrease of $14,000 or 45%. Until July 1996, interest expense included interest on notes and advances payable to certain directors and shareholders, and on deferred salaries of two officers and shareholders. These interest-bearing obligations were converted to shares of the Company's common stock in July 1996. Interest on the Company's indebtedness to ICICI is included in interest expense for the quarter and six months ended September 30, 1996. As discussed in Note 5 to the financial statements above, the ICICI indebtedness was paid in full at June 30, 1997. Thus, only three months of such interest expense are included in the six months ended September 30, 1997, and no such interest expense is included in the second quarter of fiscal 1998. Interest expense is also recognized on accrued but unpaid royalties to ICICI, and such interest is included in all periods presented in the financial statements.

     INTEREST INCOME. Interest income was $179,000 in the second quarter of fiscal 1998, compared to $5,000 in the second quarter of fiscal 1997, an increase of $174,000. For the six months ended September 30, 1997, interest income was $363,000 compared to $7,000 for the six months ended September 30, 1996, an increase of $356,000. The increases are due to interest earned on the net proceeds from the Company's initial public offering in the fourth quarter of fiscal 1997, which were invested in money market funds and high-grade bonds and bond funds with average maturities of less than two years.

     INCOME TAXES. No provision for income taxes was recorded for the periods presented due to the Company's net operating loss position. As of March 31, 1997, the Company had available unused Federal and State net operating loss carryforwards that may be applied to reduce future taxable income of approximately $1,896,000 and $1,851,000, respectively. The net operating loss carryforwards expire at various times beginning with the fiscal year ending March 31, 1998 and extending through the fiscal year ending March 31, 2012. Changes in the Company's ownership could result in an annual limitation on the amount of carryforwards that may be utilized.

LIQUIDITY AND CAPITAL RESOURCES

     In January and February 1997, the Company generated net proceeds of approximately $13 million from its underwritten initial public offering and subsequent exercise by the underwriters of an option to purchase additional shares, to cover over-allotments. Since that time, the Company has been using the net proceeds of the offering and cash flows for general operating expenses, expansion of the sales and marketing infrastructure, equipment purchases, internal research and development funding and for hiring personnel to perform year 2000 compliance services.

     Total cash, cash equivalents and short-term investments were $11,368,000 at September 30, 1997 compared to $12,799,000 at March 31, 1997. Net cash used by operating activities was $1,124,000 for the six months ended September 30, 1997. In addition, the Company used $179,000 to purchase equipment and $240,000 to retire debt in the six months ended September 30, 1997. Total working capital at September 30, 1997 was $13,063,000 compared to $13,151,000 at March 31, 1997.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On August 8, 1997, the Company held its 1997 Annual Meeting of Shareholders.

(b) Directors elected at the August 8, 1997 Annual Meeting were Stanley A. Young and Abraham Ostrovsky. Directors whose terms of office continued after the meeting were Raj Reddy, Ravindra Koka, Radha R. Basu and John D. Godfrey.

(c) The following matters were voted upon at the Annual Meeting, with the results indicated:

    1. Election of Class I Directors:

                                                                       AUTHORITY     BROKER
                                                          VOTED FOR    WITHHELD     NON-VOTES
                                                          ---------    ---------    ---------
        Stanley A. Young...............................   3,576,069       500           0
        Abraham Ostrovsky..............................   3,576,069       500           0

2. Proposal to approve the SEEC, Inc. 1997 Stock Option Plan:

               Votes for:         2,891,473
               Votes against:        16,351
               Abstentions:          87,484

(d) Not applicable.

ITEM 5. OTHER INFORMATION

(a) On November 13, 1997, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission for a planned offering of 1,310,000 shares of Common Stock. Of that amount, 1,030,000 shares are to be sold by the Company, and 280,000 shares are to be sold by certain of the Company's shareholders (the "Selling Shareholders"). The Company will not receive any of the proceeds from the sale of shares by the Selling Shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     (27) Financial Data Schedule

(b) Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended September 30, 1997.

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

Date: November 14, 1997

                                          By:  /s/ RAVINDRA KOKA
                                             -----------------------------------
                                                      Ravindra Koka
                                           President & Chief Executive Officer


                                          By:  /s/ RICHARD J. GOLDBACH
                                             -----------------------------------
                                                    Richard J. Goldbach
                                          Treasurer and Chief Financial Officer