Form 10-Q
period 1997-12-31
SEEC INC
filed 1998-02-17
CIK 925524

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                              Yes  X        No ___

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

            CLASS                OUTSTANDING AT FEBRUARY 12, 1998
-----------------------------    --------------------------------
Common Stock, $.01 par value                5,046,094

================================================================================

                                   SEEC, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
PART 1--FINANCIAL INFORMATION
Item 1. Financial Statements
     Statements of Operations for the three months and nine months ended
       December 31, 1997 and 1996...................................................       2
     Condensed Balance Sheets as of December 31, 1997 and March 31, 1997............       3
     Condensed Statements of Cash Flows for the nine months ended
       December 31, 1997 and 1996...................................................       4
     Notes to Unaudited Financial Statements........................................     5-6
Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations.............................................................    6-11
PART 2--OTHER INFORMATION...........................................................      12
Item 1. Legal Proceedings...........................................................      12
Item 2. Changes in Securities.......................................................      12
Item 3. Defaults Upon Senior Securities.............................................      12
Item 4. Submission of Matters to a Vote of Security Holders.........................      12
Item 5. Other Information...........................................................      12
Item 6. Exhibits and Reports on Form 8-K............................................      12
SIGNATURES..........................................................................      13

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   SEEC, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                  DECEMBER 31                        DECEMBER 31
                                            --------------------------         --------------------------
                                               1997            1996               1997            1996
                                            ----------      ----------         ----------      ----------
                                          (CONSOLIDATED)                     (CONSOLIDATED)
REVENUES:
  Software license and maintenance
     fees..............................     $2,824,166      $  394,909         $6,836,303      $  846,030
  Professional services--product
     related...........................        592,017         181,232          1,251,356         447,622
  Professional services--other.........         37,448         137,183            155,536         509,183
                                            ----------      ----------         ----------      ----------
     Total revenues....................      3,453,631         713,324          8,243,195       1,802,835
                                            ----------      ----------         ----------      ----------
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance
       fees............................        411,459         109,912          1,025,678         203,998
     Professional services--product
       related.........................        477,503         124,003          1,061,583         259,430
     Professional services--other......         29,916         123,673            145,676         426,381
                                            ----------      ----------         ----------      ----------
       Total cost of revenues..........        918,878         357,588          2,232,937         889,809
  General and administrative...........        417,370         111,495          1,200,886         198,484
  Sales and marketing..................      1,285,215         189,401          3,004,530         465,622
  Research and development.............        246,314         104,034            689,358         241,845
                                            ----------      ----------         ----------      ----------
     Total operating expenses..........      2,867,777         762,518          7,127,711       1,795,760
                                            ----------      ----------         ----------      ----------
INCOME (LOSS) FROM OPERATIONS..........        585,854         (49,194)         1,115,484           7,075
                                            ----------      ----------         ----------      ----------
INTEREST INCOME (EXPENSE):
  Interest expense.....................         (7,918)         (4,355)           (25,362)        (35,791)
  Interest income......................        156,207           8,209            519,790          15,392
                                            ----------      ----------         ----------      ----------
     Net interest income (expense).....        148,289           3,854            494,428         (20,399)
                                            ----------      ----------         ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES......        734,143         (45,340)         1,609,912         (13,324)
PROVISION FOR INCOME TAXES.............         62,000              --             62,000              --
                                            ----------      ----------         ----------      ----------
NET INCOME (LOSS)......................     $  672,143      $  (45,340)        $1,547,912      $  (13,324)
                                            ==========      ==========         ==========      ==========
Net income (loss) per common share:
     Basic.............................     $     0.13      $    (0.02)        $     0.31      $    (0.01)
                                            ==========      ==========         ==========      ==========
     Diluted...........................     $     0.13      $    (0.02)        $     0.29      $    (0.01)
                                            ==========      ==========         ==========      ==========
Weighted average number of common and
  common equivalent shares outstanding:
     Basic.............................      5,010,574       2,594,928          5,005,129       2,594,928
                                            ==========      ==========         ==========      ==========
     Diluted...........................      5,336,421       2,636,188          5,312,228       2,636,188
                                            ==========      ==========         ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                            CONDENSED BALANCE SHEETS



                                                                        DECEMBER 31,        MARCH 31,
                                                                            1997              1997
                                                                       --------------      -----------
                                                                       (CONSOLIDATED)      (AUDITED*)
                                                                        (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................    $  1,801,330       $ 3,811,401
  Short-term investments............................................       9,925,659         8,987,771
  Accounts receivable:
    Trade, net......................................................       4,388,445           872,363
    Affiliate.......................................................         285,097            84,142
  Prepaid expenses..................................................         240,957           178,210
                                                                        ------------       -----------
    Total current assets............................................      16,641,488        13,933,887
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET...........................         291,248           119,565
INVESTMENT IN AFFILIATE.............................................           5,000             5,000
                                                                        ------------       -----------
                                                                        $ 16,937,736       $14,058,452
                                                                        ============       ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable:
    Trade...........................................................    $    450,889       $   306,778
    Affiliate.......................................................         244,242            23,650
  Accrued royalties.................................................         331,928            90,509
  Accrued compensation..............................................         670,813            21,890
  Deferred maintenance revenue......................................         755,566           122,378
  Accrued Federal and state income taxes............................          62,000                --
  Other current liabilities.........................................         422,204            98,104
  Current maturities of long-term debt..............................              --           120,000
                                                                        ------------       -----------
    Total current liabilities.......................................       2,937,642           783,309
Long-term debt, less current maturities.............................              --           120,000
Advance royalty.....................................................              --           780,552
Accrued royalties...................................................              --            30,331
                                                                        ------------       -----------
    Total liabilities...............................................       2,937,642         1,714,192
                                                                        ------------       -----------
SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares authorized; none outstanding
  Common stock--$.01 par value; 20,000,000 shares authorized;
    5,046,094 and 5,000,833 shares issued and outstanding at
    December 31, 1997, and March 31, 1997, respectively.............          50,461            50,008
  Additional paid-in capital........................................      14,506,416        14,489,601
  Accumulated deficit...............................................        (579,837)       (2,127,749)
  Unrealized gains (losses) on investments..........................          23,054           (67,600)
                                                                        ------------       -----------
    Total shareholders' equity......................................      14,000,094        12,344,260
                                                                        ------------       -----------
                                                                        $ 16,937,736       $14,058,452
                                                                        ============       ===========

------------------
* Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                              DECEMBER 31
                                                                      ----------------------------
                                                                           1997            1996
                                                                      --------------     ---------
                                                                      (CONSOLIDATED)
CASH FLOWS USED BY OPERATING ACTIVITIES............................    $   (710,983)     $(193,038)
                                                                       ------------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment............................................        (229,122)       (33,538)
  Purchase of short-term investments...............................        (847,234)            --
                                                                       ------------      ---------
     Net cash used by investing activities.........................      (1,076,356)       (33,538)
                                                                       ------------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt......................................        (240,000)            --
  Proceeds from sale of common stock and exercise of common stock
     warrants and options..........................................          17,268        747,440
                                                                       ------------      ---------
     Net cash provided (used) by financing activities..............        (222,732)       747,440
                                                                       ------------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............      (2,010,071)       520,864
CASH AND CASH EQUIVALENTS:
  Beginning of period..............................................       3,811,401        110,841
                                                                       ------------      ---------
  End of period....................................................    $  1,801,330      $ 631,705
                                                                       ============      =========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The December 31, 1997 financial statements include the accounts of SEEC Europe Limited, SEEC, Inc.'s wholly-owned subsidiary organized April 28, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of the management of the Company, these unaudited, interim financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of operating results for the three months and nine months ended December 31, 1997 and 1996. Results for the interim periods are not necessarily indicative of results for the full year. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the information contained in this Form 10-Q should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 1997 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

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

3. INITIAL PUBLIC OFFERING

     On January 27, 1997, the Company closed the offering of 1,800,000 shares of common stock at a price of $7.25 per share. Furthermore, on February 5, 1997, the underwriters exercised an option to purchase an additional 270,000 shares at $7.25 per share, to cover over-allotments. Net proceeds to the Company from the sale of the total 2,070,000 shares of common stock, after deduction of underwriting discounts and offering expenses, totaled approximately $13 million.

4. EARNINGS PER SHARE

     Earnings per share (EPS) for all periods presented is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

     Basic EPS and diluted EPS for the three months and nine months ended December 31, 1996 are computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB 83) by applying the treasury stock method. Pursuant to SAB 83, common and common equivalent shares issued by the Company during the twelve months immediately preceding a proposed public offering at prices substantially below the initial public offering price, together with common share equivalents which result from the grant of common stock options having exercise prices substantially below the initial public offering price during the same period, have been included in the calculation of the shares used in computing net loss per share for the three months and nine months ended December 31, 1996.

5. LONG-TERM DEBT

     At June 30, 1997, the Company paid in full its outstanding principal and interest obligations under the term loan agreement with ICICI. The loan, which had an original principal balance of $300,000 and a balance of

$240,000 as of March 31, 1997, and which bore interest at the prime rate plus 2.5% (with a ceiling of 9%), had been scheduled to be repaid in quarterly principal installments of $30,000 through March 1999.

6. ADVANCE ROYALTY

     Effective December 1, 1993, the Company entered into a five-year license agreement (the License Agreement) with VIASOFT, Inc. ("VIASOFT") which generally granted to VIASOFT a worldwide license to use and market certain of the Company's products on a private label basis. The License Agreement provided, among other things, for royalties of up to 30% of any license or maintenance fees related to licensed products and minimum advance royalty payments totaling $900,000 during the 18-month exclusivity period, which expired on May 31, 1995. The advance royalty of $900,000 was being recognized as income as copies of the licensed products were delivered to VIASOFT for resale, and, to a lesser extent, as royalties on the related maintenance revenues were reported to the Company by VIASOFT.

     The Company gave notice to VIASOFT on December 3, 1996 of its intention to terminate the License Agreement as a result of VIASOFT's not making additional minimum royalty payments of at least $1,000,000 during the preceding twelve months, as required by the License Agreement. The Company had received notice from VIASOFT that it did not intend to extend the Agreement by making such minimum payments and acknowledging that the Agreement would terminate effective June 4, 1997.

     The License Agreement had provided that, upon termination, the Company would be obligated to deliver to VIASOFT that number of copies of the licensed products equal to the balance of the advance royalty divided by the applicable licensed product royalty amounts. At such time as these copies were delivered to VIASOFT, the Company would recognize as income the balance of the advance royalty.

     On June 30, 1997, the Company received formal notice from VIASOFT that no further copies of the licensed products were to be delivered to VIASOFT, and that the Company was relieved of such obligation under the terms of the License Agreement. Accordingly, the $780,552 balance of the advance royalty was recognized as software license revenue in the three months ended June 30, 1997, and that revenue is included in the nine months ended December 31, 1997.

7. INCOME TAXES

     No provision for income taxes was recorded for the three months and nine months ended December 31, 1996 due to the Company's net operating loss position. The Company's net deferred tax asset was offset by a valuation allowance of the same amount, since the Company could not determine that it was more likely than not that it would be realized.

     During the three months and nine months ended December 31, 1997, the Company reduced the valuation allowance in order to reflect year-to-date taxable income.

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

     The Company's software products, including those based on the Company's core source code analysis technology, automate many of the procedures required for maintaining and redeveloping mainframe-based legacy software systems, including year 2000 conversion. In 1992, SEEC introduced the first PC Windows-based product for COBOL maintenance and redevelopment as an alternative to existing mainframe-based tools. The

Company's products analyze and modify source code, which is downloaded from the mainframe to a PC/LAN Microsoft Windows environment, where it is stored in application dictionaries for performance of maintenance and redevelopment functions. SEEC has also developed software products that enable customers to extract business rules and functions from legacy applications for reuse in object-oriented client/server environments. SEEC markets and sells its enterprise solutions and products primarily to Fortune 1000 companies and similarly-sized business and governmental organizations. SEEC also licenses its products to third party service providers.

     The Company derives its revenue from software license and maintenance fees and professional services fees. Product-related services, typically provided to customers in conjunction with the sale of software licenses, include consulting and training services. Product-related services also include reengineering services, which the Company provides under time and materials and fixed-price contracts. Other professional services are primarily programming services provided on a contract basis.

COMPARISON OF QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     References to the third quarter of fiscal 1998 and the third quarter of fiscal 1997 refer to the three months ended December 31, 1997 and December 31, 1996, respectively.

     REVENUES. Total revenues for the third quarter of fiscal 1998 were $3,454,000 compared to $713,000 for the third quarter of fiscal 1997, an increase of $2,741,000 or 384%. For the nine months ended December 31, 1997, total revenues were $8,243,000 compared to $1,803,000 for the nine months ended December 31, 1996, an increase of $6,440,000 or 357%. This growth resulted primarily from increases in software license and maintenance fees, including approximately $781,000 attributable to the revenue recognition of the non-recurring advance royalty from VIASOFT, as discussed in Note 6 to the financial statements. To a lesser extent, the increase in professional services--product related revenues contributed to overall revenue growth, although that increase was partially offset by a planned decrease in professional services--other revenues.

     Software license and maintenance fees were $2,824,000 for the third quarter of fiscal 1998 compared to $395,000 for the third quarter of fiscal 1997, an increase of $2,429,000 or 615%. For the nine months ended December 31, 1997, software license and maintenance fees were $6,836,000 compared to $846,000 for the nine months ended December 31, 1996, an increase of $5,990,000 or 708%. The increase in software license and maintenance fees is attributable to (1) the Company's recent build-up of its sales and marketing infrastructure to market its products and solutions directly to end users, (2) increased customer awareness of the year 2000 problem, which resulted in higher demand for the Company's year 2000 tools and solutions, (3) expanded distribution of the Company's products and solutions through its distributor and third party service providers, and (4) revenue recognition of the $781,000 advance royalty from VIASOFT, which occurred in the first quarter of fiscal 1998, compared to $2,000 and $14,000 of revenues from VIASOFT in the third quarter and first nine months of fiscal 1997, respectively.

     Professional services--product related revenues were $592,000 for the third quarter of fiscal 1998 compared to $181,000 for the third quarter of fiscal 1997, an increase of $411,000 or 227%. For the nine months ended December 31, 1997, professional services--product related revenues were $1,251,000 compared to $448,000 for the nine months ended December 31, 1996, an increase of $803,000 or 179%. These increases are primarily attributable to increased year 2000 assessment and remediation services performed in the fiscal 1998 periods.

     Revenues from professional services--other were $37,000 for the third quarter of fiscal 1998 compared to $137,000 for the third quarter of fiscal 1997, a decrease of $100,000 or 73%. For the nine months ended December 31, 1997, revenues from professional services--other were $156,000 compared to $509,000 for the nine months ended December 31, 1996, a decrease of $353,000 or 69%. The Company has been re-directing its programming resources to meet increased demand for its year 2000 products and services. As a result, revenues from professional services--other have been steadily decreasing since the second quarter of fiscal 1997.

     COST OF REVENUES. Cost of revenues includes cost of software license and maintenance fees, cost of professional services--product related, and cost of professional services--other. Included in the cost of software license and maintenance fees and cost of professional services--product related are royalties which the Company pays to ICICI for each product sold or service provided, and to VIASOFT for certain products. Through

December 31, 1996, the Company had also paid royalties to ERA. By mutual agreement between the Company and ERA, such royalty payments were eliminated effective January 1, 1997. In addition, the portion of the royalty obligation to ICICI which the Company had assumed on behalf of ERA was fully funded as of the second quarter of fiscal 1998, thus reducing the percentage royalty due ICICI in the third quarter of 1998.

     The Company's total cost of revenues was $919,000 for the third quarter of fiscal 1998 compared to $358,000 for the third quarter of fiscal 1997, an increase of $561,000 or 157%. For the nine months ended December 31, 1997, total cost of revenues was $2,233,000 compared to $890,000 for the nine months ended December 31, 1996, an increase of $1,343,000 or 151%. These increases are primarily attributable to the additional costs of royalties and personnel required to provide year 2000 and customer support services. The additional royalty and personnel costs are directly related to increased revenues.

     Cost of software license and maintenance fees was $411,000 for the third quarter of fiscal 1998 compared to $110,000 for the third quarter of fiscal 1997, an increase of $301,000 or 274%. For the nine months ended December 31, 1997, cost of software license and maintenance fees was $1,026,000 compared to $204,000 for the nine months ended December 31, 1996, an increase of $822,000 or 403%. These increases are primarily attributable to increased royalty expenses, particularly those payable to ICICI. Royalty expense is calculated as a percentage of revenues from sales of software products specified in the ICICI and VIASOFT agreements. In addition, the Company incurred increased costs for customer support related to additional maintenance contracts entered into in the fiscal 1998 periods.

     Professional services--product related costs were $478,000 for the third quarter of fiscal 1998 compared to $124,000 for the third quarter of fiscal 1997, an increase of $354,000 or 285%. For the nine months ended December 31, 1997, professional services--product related costs were $1,062,000 compared to $259,000 for the nine months ended December 31, 1996, an increase of $803,000 or 310%. These increases are primarily attributable to services related to the acceptance of the Company's Smart Change Factory solution and increased year 2000 assessment and remediation services performed in the fiscal 1998 periods. The Company has been building its professional services infrastructure to meet continuing demand for its year 2000 products and solutions.

     Professional services--other costs were $30,000 for the third quarter of fiscal 1998 compared to $124,000 for the third quarter of fiscal 1997, a decrease of $94,000 or 76%. For the nine months ended December 31, 1997, professional services-- other costs were $146,000 compared to $426,000 for the nine months ended December 31, 1996, a decrease of $280,000 or 66%. The decreases correspond to the decline in contract programming services provided in the fiscal 1998 periods.

     The Company's total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 73% for both the third quarter and nine months ended December 31, 1997, compared to 50% and 51% for the third quarter and nine months ended December 31, 1996, respectively. The increases in the total gross margin percentages between the respective fiscal 1998 and fiscal 1997 periods reflect proportionate changes in the components of total revenues. Software license and maintenance fees, which have higher gross margins than professional services fees, comprised 82% and 83% of total revenues in the third quarter and first nine months of fiscal 1998, respectively, compared to 55% and 47% of total revenues in the third quarter and first nine months of fiscal 1997, respectively.

     Gross margin percentages were 85% and 72% for software license and maintenance fees, 19% and 32% for professional services--product related, and 20% and 10% for professional services--other, for the third quarters of fiscal 1998 and 1997, respectively. For the nine months ended December 31, 1997 and 1996, gross margin percentages were 85% and 76% for software license and maintenance fees, 15% and 42% for professional services--product related, and 6% and 16% for professional services--other, respectively.

     The gross margin percentages for software license and maintenance fees fluctuate depending on the mix of software products and the varying royalty expenses associated with those products. The percentages for the fiscal 1998 periods presented were favorably impacted by the discontinuation of the royalties payable to ERA and the reduction in the royalties percentage due ICICI, as discussed above. Offsetting that impact, in part, was the Company's increased investment in customer support in the fiscal 1998 periods, also discussed above.

     The gross margin percentages for professional services--product related vary depending on the type of services provided and the timing and amount of costs incurred to build up the professional services infrastructure. Services that are relatively highly automated, such as year 2000 inventory and impact assessments, typically require fewer professional hours to perform than services involving planning, source code remediation or testing. Furthermore, the Company's pricing for product-related services varies based on the complexity and scope of the engagement and competitive considerations. The professional services--product related gross margin percentages of 19% and 15% for the third quarter and first nine months of fiscal 1998 reflect additional costs incurred for recruiting, hiring, training and purchasing equipment for new professionals. The Company has been building its professional services infrastructure so that adequate resources are available to meet the continuing demand for year 2000 services. While these costs are likely to recur, the timing and amounts are expected to fluctuate from period to period and will therefore have a varying impact on gross margin percentages. Furthermore, the gross margin percentages of 32% and 42% in the third quarter and first nine months of fiscal 1997 were higher due to a greater level of automated services performed, as compared to the fiscal 1998 periods.

     The gross margin percentages for professional services--other fluctuate based on the prices of the individual service contracts, the payroll and other costs of professional staff providing the services, and the proportionate contribution of each contract to the total revenue for this category during the period.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related benefits of the Company's sales, sales support, and marketing personnel, plus the costs of travel, advertising, and other promotional activities. Sales and marketing expenses were $1,285,000 for the third quarter of fiscal 1998 compared to $189,000 for the third quarter of fiscal 1997, an increase of $1,096,000 or 580%. For the nine months ended December 31, 1997, sales and marketing expenses were $3,005,000 compared to $466,000 for the nine months ended December 31, 1996, an increase of $2,539,000 or 545%. These increases are primarily due to the Company's decision to increase the direct sales and marketing of its products and solutions to customers to address year 2000 revenue opportunities. Spending accelerated in the latter part of fiscal 1997 and continued through the third quarter of 1998, as funds raised in the Company's initial public offering were used to recruit and hire personnel, to add domestic and international sales offices and to increase market awareness of the Company's products and solutions through expanded advertising, participation in trade shows and conferences, and other promotional activities.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, office facilities, communications, and other administrative functions. General and administrative expenses were $417,000 for the third quarter of fiscal 1998 compared to $111,000 for the third quarter of fiscal 1997, an increase of $306,000 or 276%. For the nine months ended December 31, 1997, general and administrative expenses were $1,201,000 compared to $198,000 for the nine months ended December 31, 1996, an increase of $1,003,000 or 507%. These increases are primarily due to additional payroll and related costs, rent, insurance and professional service costs, reflective of the Company's expanded operations and costs associated with being a public company.

     RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $246,000 for the third quarter of fiscal 1998 compared to $104,000 for the third quarter of fiscal 1997, an increase of $142,000 or 137%. For the nine months ended December 31, 1997, research and development expenses were $689,000 compared to $242,000 for the nine months ended December 31, 1996, an increase of $447,000 or 185%. Expenditures for research and development vary depending upon the number of projects underway at any time, the size of the projects, their stage of development, and the in-house versus off-shore components of the project costs. The Company utilizes the resources of ERA for certain research and development. Furthermore, during the third quarter and nine months ended December 31, 1996, the Company had temporarily redirected some professional research and development staff to meet the increased demand for year 2000 services.

     INTEREST EXPENSE. Interest expense was $8,000 for the third quarter of fiscal 1998 compared to $4,000 for the third quarter of fiscal 1997, an increase of $4,000 or 100%. For the nine months ended December 31, 1997, interest expense was $25,000 compared to $36,000 for the nine months ended December 31, 1996, a decrease of $11,000 or 31%. Until July 1996, interest expense included interest on notes and advances payable to certain directors and shareholders, and deferred salaries of two officers and shareholders. These interest-bearing obligations were converted to shares of the Company's common stock in July 1996. Interest on the Company's indebtedness to ICICI is included in interest expense for the quarter and nine months ended December 31, 1996. As discussed in Note 5 to the financial statements above, the ICICI indebtedness was paid in full at June 30, 1997. Thus, only three months of such interest expense are included in the nine months ended December 31, 1997, and no such interest expense is included in the third quarter of fiscal 1998. Interest expense is also recognized on accrued but unpaid royalties to ICICI, by agreement between ICICI and the Company, and such interest is included in all periods presented.

     INTEREST INCOME. Interest income was $156,000 in the third quarter of fiscal 1998 compared to $8,000 in the third quarter of fiscal 1997, an increase of $148,000. For the nine months ended December 31, 1997, interest income was $520,000 compared to $15,000 for the nine months ended December 31, 1996, an increase of $505,000. The increases are due to interest earned on the net proceeds from the Company's initial public offering in the fourth quarter of fiscal 1997, which were invested in money market funds and high-grade bonds and bond funds with average maturities of less than two years.

     INCOME TAXES. No provision for income taxes was recorded for the third quarter and nine months ended December 31, 1996 due to the Company's net operating loss position. The Company's net deferred tax asset was offset by a valuation allowance of the same amount, since the Company could not determine that it was more likely than not that it would be realized.

     During the third quarter and nine months ended December 31, 1997, the Company reduced the valuation allowance in order to reflect year-to-date taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     In January and February 1997, the Company generated net proceeds of approximately $13 million from its underwritten initial public offering and subsequent exercise by the underwriters of an option to purchase additional shares, to cover over-allotments. Since that time, the Company has been using the net proceeds of the offering and cash flows for general operating expenses, expansion of the sales and marketing infrastructure, equipment purchases, research and development and for hiring personnel to perform year 2000 compliance services.

     Total cash, cash equivalents and short-term investments were $11,727,000 at December 31, 1997 compared to $12,799,000 at March 31, 1997. Net cash used by operating activities was $711,000 for the nine months ended December 31, 1997. In addition, the Company used $229,000 to purchase equipment and $240,000 to retire debt in the nine months ended December 31, 1997. Total working capital at December 31, 1997 was $13,704,000 compared to $13,151,000 at March 31, 1997.

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

OTHER

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5. OTHER INFORMATION

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

        The registration statement was declared effective by the Securities and Exchange Commission on February 12, 1998 at 4 p.m. EST. The selling price to the public is $20.00 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     (27) Financial Data Schedule

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

                                                        SEEC, Inc.
                                          --------------------------------------
                                                       (Registrant)

Date: February 12, 1998
                                          By:        /s/ RAVINDRA KOKA
                                            ------------------------------------
                                                       Ravindra Koka
                                               President and Chief Executive
                                                           Officer

                                          By:     /s/ RICHARD J. GOLDBACH
                                            ------------------------------------
                                                    Richard J. Goldbach
                                               Treasurer and Chief Financial
                                                           Officer