Form 10-K
period 1998-03-31
SEEC INC
filed 1998-06-26
CIK 925524

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the fiscal year ended March 31, 1998.
                                       or

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934
     For the transition period from -------------------- to
     --------------------

                        COMMISSION FILE NUMBER: 0-21985

                                   SEEC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      PENNSYLVANIA                                              55-0686906
                (State of Incorporation)                           (I.R.S. Employer Identification No.)

       PARK WEST ONE, SUITE 200, CLIFF MINE ROAD,
                PITTSBURGH, PENNSYLVANIA                                          15275
        (Address of principal executive offices)                                (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (412) 893-0300

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

                    Common Stock, par value $0.01 per share
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X   No
      ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

     As of May 29, 1998, the aggregate market value of voting Common Stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $44,318,714 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

     The number of shares of the registrant's Common Stock outstanding as of the close of business on May 29, 1998 was 6,076,546.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of SEEC, Inc. ("SEEC" or "the Company") to be prepared for the 1998 Annual Meeting of Shareholders scheduled for August 6, 1998 (the "Proxy Statement") to be filed with the Commission are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

================================================================================

                                   SEEC, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   18

                               PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters.........................................   19
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   21
Item 8.   Financial Statements and Supplementary Data.................   28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   48

                               PART III
Item 10.  Directors and Executive Officers of SEEC....................   48
Item 11.  Executive Compensation......................................   48
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   48
Item 13.  Certain Relationships and Related Transactions..............   48

                               PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   48

SIGNATURES............................................................   50

ITEM 1. BUSINESS

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-K or incorporated herein by reference. See "Special Note on Forward-Looking Statements."

GENERAL

     SEEC develops, markets and provides integrated and comprehensive enterprise solutions that enable large organizations and third party service providers to efficiently and effectively reengineer legacy system applications and databases. The Company's enterprise solutions combine a suite of software products with well-defined, repeatable methodologies designed to automate various functions and improve the quality, productivity and effectiveness of the reengineering process. SEEC's enterprise solutions address the year 2000 problem and ongoing testing requirements. Solutions have been developed or are being developed to address the European Monetary Unit ("Euro") currency conversion problem and the integration of legacy systems with Internet (or World Wide Web ("Web")) and client/server-based applications. SEEC introduced its core source code analysis technology and the first PC-based reengineering software product in 1992.

     The Company's software products, including those based on the Company's core source code analysis technology, automate many of the procedures required for reengineering mainframe-based legacy software systems, including year 2000 conversion. The Company's products analyze and modify source code, which is downloaded from the mainframe to a PC-based environment, where it is stored in application dictionaries for performance of reengineering functions. SEEC has also developed software products that enable customers to extract business rules and functions from legacy applications for reuse in object-oriented client/server environments. SEEC believes that its core technology and methodologies are adaptable for use in developing enterprise solutions for integration of mainframe-based legacy systems with Internet, Enterprise Resource Planning ("ERP"), data warehousing, and data mining applications. SEEC markets and sells its enterprise solutions and products primarily to Fortune 1000 companies and similarly-sized business and governmental organizations. SEEC also licenses its products to third party service providers.

INDUSTRY BACKGROUND

     Organizations are under increasing pressure to utilize efficiently and effectively their information technology ("IT") assets to respond to increasing global competitive demands. For many business organizations, these IT assets are critical to their operation and represent a key competitive advantage. Most large organizations utilize complex, proprietary mainframe computer systems for their information requirements, and these legacy systems contain the core business rules, processes and data that support the mission critical operations of these organizations. Many organizations have made significant investments in their legacy systems over a number of years. Industry sources estimate that there are more than 45,000 mainframe sites and 150 billion lines of COBOL code in use worldwide.

  Legacy System Reengineering

     Organizations that rely on legacy systems must continually reengineer their systems, applications and databases to meet constantly changing information requirements and to incorporate technological advances. Many legacy system applications have been developed internally by these organizations over a number of years and have been customized to meet specific needs. In addition, legacy systems often are composed of a variety of hardware platforms, software applications and databases, many of which utilize different computer languages. As a result, legacy systems often are highly complex, have little or no system-wide documentation, and are difficult and expensive to maintain. According to the Gartner Group, 60% to 80% of the average annual IT application development budget is spent on reengineering legacy applications. Legacy system reengineering requirements limit the availability of resources for other important tasks, such as developing new software applications.

     The majority of legacy system reengineering involves a large number of incremental or smaller-scale repairs or enhancements to existing systems, such as an enhancement to a billing system to include additional customer data. Certain reengineering projects, however, are large-scale in nature and can require analysis, remediation and testing of millions of lines of code. An immediate large-scale reengineering requirement is caused by the year 2000 problem. Examples of additional large-scale legacy reengineering needs include the standardization on the Euro currency in Europe, the combination of existing legacy systems as the result of a merger or acquisition, and conversion to a new COBOL dialect due to a system upgrade or hardware platform change. Traditional reengineering of these legacy systems is often manual, time-consuming, tedious and error-prone. Many organizations are attempting to improve the reengineering process in order to reduce costs, improve productivity and accuracy and leverage existing legacy system investments.

  Year 2000 Conversion

     The year 2000 problem is currently the most critical legacy system reengineering project for many organizations. Awareness and recognition of the year 2000 problem has been increasing rapidly as the millennium approaches. The year 2000 problem relates to the inability of many existing computer systems to process completely or accurately information or logic involving the year 2000 and beyond. The problem results from the use of two-digit date fields to perform computations and decision-making functions in most legacy systems. For example, a program using a two-digit date field may misinterpret "00" as the year 1900 rather than 2000. Date-dependent programs are ubiquitous in legacy software applications used in many critical business operations, and unless these programs are remediated to address the year 2000 problem, many mission-critical programs may fail or produce erroneous data or results. The year 2000 problem is particularly acute for many large organizations with extensive legacy systems that have been developed over a number of years, such as banks, insurance companies and governmental agencies.

  Testing

     Software reliability and the ability of companies to release software products on time has been a major issue for many years. Business critical operations very often depend on software performing accurately, and the year 2000 problem has further added to the complexity of achieving adequate testing in a limited period of time. Testing costs are 50% of the total cost of fixing the year 2000 problem, according to various industry estimates. As the use of software continues to expand in businesses worldwide, testing is expected to consume a majority of IT department resources. As a result, organizations are looking for automated testing solutions that assist in reducing the time and cost of software testing and that increase test coverage.

  Data Warehousing and Web Enablement

     Many organizations are leveraging their mainframe legacy systems to implement data warehousing, data mining or Web-enabled applications. Improvements in the performance of mainframes, connectivity with the Internet and trends towards centralization of data on the mainframes have prolonged the life of legacy systems. Industry sources indicate that the mainframe legacy systems will be retained for a long period of time, therefore requiring that existing legacy systems be integrated with client/server and Web-based systems. Organizations undertaking this integration process are faced with additional reengineering requirements. Also, when implementing integration projects, organizations can replace or reuse existing legacy system applications. Replacement of existing legacy applications can involve either purchasing or customizing "off-the-shelf" software packages or rewriting legacy code into new software code that will operate in an integrated environment. The reuse of existing legacy software code involves the extraction of existing business rules and functions from legacy software applications, which can be converted into objects to be utilized in these environments.

     The growing availability and functionality of client/server and Web-based applications are increasing the rate of integration. ERP applications often must be integrated with existing legacy systems to access certain programs and data contained in these legacy systems. There is an increasing need to integrate client/server and web-based data warehousing and data mining systems with key business data developed and maintained on legacy systems. Much of the data managed and analyzed by data warehousing and data mining applications has been developed and stored on mainframe legacy systems and is impacted by legacy applications. Accordingly, many organizations are seeking solutions that leverage investments in existing legacy systems and provide efficient and cost-effective integration.

SEEC'S STRATEGY

     SEEC's objective is to become a leading provider of enterprise solutions for reengineering legacy systems. The following are the principal elements of the Company's strategy to achieve this objective:

     Enhance and Expand Leadership in Enterprise Solutions. SEEC intends to continue to enhance and expand its offerings of enterprise solutions. The Company intends to continue to enhance its core source code analysis technology, solution methodologies, and software products to provide additional automation, functionality and cost savings to its customers. SEEC's core source code analysis technology allows the Company to efficiently introduce new software products that can be integrated with new or existing enterprise solutions. The Company plans to enhance or develop solutions to address additional legacy system reengineering opportunities, including the integration of legacy systems with client/server and Internet-based systems, and the introduction of the Euro.

     Capitalize on the Year 2000 Opportunity. The Company currently is focusing much of its efforts on addressing the significant near-term market opportunity presented by the demand for year 2000 solutions. The Company intends to capitalize on this opportunity by (i) expanding its direct sales force, marketing efforts, and indirect distribution channels, both domestically and internationally, and (ii) establishing new relationships with, and licensing additional products to, third party service providers.

     Leverage Customer Base. Many of the Company's customers have commenced the evaluation of their year 2000 problem and are engaged in year 2000 assessment, planning or remediation. The Company intends to continue to license its products and sell its enterprise solutions to these customers. The Company also will seek to leverage its year 2000 customer base by providing additional products and solutions to such customers. SEEC believes that the knowledge and close working relationship it develops with its new and existing customers in providing enterprise solutions for the year 2000 problem will lead to opportunities to provide additional enterprise solutions to these customers. In particular, the Company's existing legacy system reengineering solutions and the solutions that the Company is developing or plans to develop will be marketed to its year 2000 customers.

     Provide Solutions with Broad Market Appeal. SEEC's enterprise solutions have been developed to be cost-effective, flexible and scalable. As a result, SEEC's enterprise solutions appeal to a wide range of Fortune 1000 organizations with a variety of reengineering requirements and to a broad range of third party service providers. SEEC intends to capitalize on these opportunities by marketing and selling its products through a broad range of distribution channels, including direct sales to end users, to end users in conjunction with third party service providers, to third party service providers and indirect sales through distributors.

SEEC ENTERPRISE SOLUTIONS

     SEEC's enterprise solutions provide an integrated and comprehensive approach to legacy system reengineering by combining SEEC's PC-based software products with well-defined methodologies that enable organizations to analyze, understand and improve existing legacy systems. SEEC's enterprise solutions are designed to reduce the time and labor required to perform legacy system reengineering projects. These solutions are provided directly to end-user customers or to third party service providers. In addition, customers may outsource certain enterprise solution needs to the Company on a limited basis. The Company's enterprise solutions have been utilized by a broad range of customers in a number of industries to perform legacy system reengineering functions. Due to the immediate and significant focus by organizations on the year 2000 problem and SEEC's desire to capitalize on the year 2000 opportunity, substantially all of the Company's revenues through fiscal 1998 have been generated by sales of SEEC's legacy system reengineering solutions that are related to the year 2000 problem. These solutions incorporate SEEC's core technology and could be utilized by SEEC's customers for future ongoing and additional reengineering tasks, thereby producing future revenues for SEEC that are unrelated to the year 2000 problem.

  Year 2000 Enterprise Solution

     SEEC provides year 2000 conversion solutions through its Smart Change Factory. The Smart Change Factory combines SEEC's proprietary software products, including COBOL Analyst 2000, Smart Change 2000 and COBOL Slicer with well-defined methodologies and third party software products to provide a comprehensive and integrated solution for year 2000 conversion. The Smart Change Factory is designed to address all phases of a year 2000 project, including assessment, planning, remediation and testing. The Smart Change Factory is designed to accurately analyze and determine which applications require remediation and automates certain portions of the analysis and remediation process. The Smart Change Factory can be established by an end-user customer, a third party service provider, or by SEEC to perform outsourcing services. As a result, the Smart Change Factory provides for efficient utilization of existing customer IT resources by allowing a year 2000 project to be performed either in-house by an end user or partially or completely outsourced to a third party service provider. Currently, 17 third party service providers have licensed all or a portion of SEEC's Smart Change Factory for use in their year 2000 conversion projects.

     The Smart Change Factory is designed to be highly scalable by utilizing well-defined, repeatable and reliable processes. In addition, since SEEC's solutions are PC-based and easy to implement, use and learn, additional hardware, software and technical personnel resources can be added quickly and cost-effectively to meet expanding customer needs. The scalability features of the Smart Change Factory are particularly attractive to third party service providers, who are performing year 2000 conversions on a large scale for a number of customers and may need to rapidly expand their services to meet customer demand.

  Testing -- SEEC AccuTest Solution

     SEEC AccuTest is a comprehensive, integrated testing solution that addresses mainframe COBOL testing. Testing is an essential process, integral to all legacy system reengineering projects. AccuTest can be employed as part of ongoing, non-year 2000 reengineering projects, or in conjunction with SEEC's Smart Change 2000 solution. AccuTest combines the breadth and accuracy of SEEC's remediation, test coverage and path analysis tools with the strengths of third party test management and capture/playback tools and date simulators, creating a single, seamless testing solution for mainframe COBOL legacy systems. AccuTest accelerates remediation and redeployment of applications, helping IT organizations to convert a larger percentage of applications before the year 2000 deadline and to reduce the cost of ongoing testing for non-year 2000 projects.

  Legacy System Reengineering

     SEEC's legacy system reengineering enterprise solutions offer an integrated set of software products and repeatable processes that provide for the ongoing, day-to-day reengineering needs of legacy system customers. SEEC's solutions provide system documentation and understanding of existing business rules, program logic and data structures to assist in improving, updating, enhancing and reengineering existing legacy systems and integrating new technologies. The Company is developing additional legacy system reengineering solutions that utilize its core source code analysis technology and methodologies to address other specific large scale reengineering needs, such as the legacy system reengineering required to address the proposed introduction of the Euro.

  Data Warehousing and Web Enablement

     SEEC is developing enterprise solutions to allow organizations to leverage their mainframe legacy systems to implement data warehousing, data mining or Internet applications, and to integrate legacy systems with client/server and Web-based systems. SEEC's existing software product technology provides the ability to extract business rules for reuse in an object-oriented, client/server or Web-based environment, which avoids the costly recreation of these rules when integrating a legacy application to these environments. SEEC's existing software product technology also provides legacy system documentation and understanding, which increases the efficiency of integrating legacy systems with client/server systems. The Company plans to enhance, develop or acquire methodologies and software products that will integrate client/server or Web-based systems with existing legacy systems. The Company has developed methodologies for certain of these solutions, although none of the solutions have been marketed to date.

SEEC SOFTWARE PRODUCTS

     SEEC offers a range of proprietary software products for legacy system reengineering that are integrated with the Company's enterprise solutions or provided to customers as stand-alone products. The Company's primary software product line is based on its core source code analysis technology introduced with the COBOL Analyst product in 1992 and provides a broad range of capabilities to address various legacy system reengineering needs. The Company's products have been designed to be easy to use and learn, allowing customers to rapidly train technical personnel and reduce training costs. SEEC's products operate in a PC-based environment and are available in versions for Windows 3.1, OS/2, Windows 95 and Windows NT. SEEC's software products can be purchased in various combinations or can function as stand-alone products, allowing customers to meet specific reengineering needs.

     The Company's primary software products analyze and modify mainframe source code that is downloaded to a PC-based environment and stored in an application dictionary for the performance of reengineering functions. The application dictionary contains all of the key design elements of a legacy application, including source code, database definitions, screen definitions and job control language. The Company's software utilizes proprietary parsing, data flow and program slicing technology to create the relationships between databases and source code that enables the documentation and understanding of a legacy COBOL system. Information about the flow of control among programs is also stored in the application dictionary, providing further system understanding by enabling users to group items by business function. The Company's software utilizes proprietary text scanning technology to identify date fields and the impacted lines of code for a wide variety of non-COBOL languages.

     SEEC's core source code analysis technology has been designed to allow for the integration and efficient development of additional software application modules to meet evolving legacy system reengineering needs. In addition, the application dictionary created by SEEC's core technology can be accessed to perform future reengineering functions, providing additional benefit to the customer. For example, an application dictionary created for a year 2000 conversion can be accessed for other ongoing reengineering needs.

     As indicated by the following chart, the software products incorporated in SEEC's year 2000 and legacy system reengineering enterprise solutions support analysis, remediation and test planning across a wide range of platforms, languages and databases, including both COBOL and non-COBOL systems:

                   DATABASES/
                 TELEPROCESSING
   PLATFORMS        MONITORS                    LANGUAGES
---------------  --------------  ----------------------------------------
IBM MVS          IMS             INTELLIGENT PARSING TECHNOLOGY
IBM VSE          DB2             IBM OS/VS COBOL    IBM COBOL 2
Unisys A-Series  VSAM            IBM DOS/VSE COBOL  Unisys A-Series COBOL
Unisys 2200      IDMS            IBM COBOL 370      Unisys 2200 COBOL
DEC/VAX          ADABAS          CA-Realia COBOL    MicroFocus COBOL
HP 3000          CICS            HP COBOL           DEC/VAX COBOL
                 IMS/DC                             Software AG Natural

                                 RULE-BASED TEXT SCANNING TECHNOLOGY
                                 ADS/O              Assembler
                                 CSP                Easytrieve
                                 Easytrieve Plus    Focus
                                 Fortran            Mantis
                                 LINC II            PL/1
                                 Quickjob           RPG
                                 SAS                TBOL
                                 Telon

     The following software products utilize the Company's core source code analysis technology:

     SEEC COBOL Analyst. COBOL Analyst is an application reengineering software product that is used for performing system-wide change impact analysis, for documentation and for enhancing program and system understanding. Organizations use COBOL Analyst for ongoing legacy system reengineering needs or for rewriting legacy system applications in a client/server architecture. COBOL Analyst includes several features that facilitate reengineering tasks, including features that (i) guide programmers through multiple execution scenarios and record traversed paths for future analysis and follow-up, (ii) detect and identify redundant data across programs, screens, files and databases, (iii) load and analyze data definitions and the structured query language embedded within a program and provide drill-down capability to permit analysis of design details, and (iv) permit users to export system-level cross reference information into a relational database, to enable customized analysis and reporting.

     SEEC COBOL Analyst 2000. COBOL Analyst 2000 is an enhanced version of COBOL Analyst that contains all the capabilities of COBOL Analyst, as well as several additional features that enable accurate identification of date fields in COBOL programs, databases and screens. COBOL Analyst 2000 assists in all phases of year 2000 conversion projects. COBOL Analyst 2000 generates impact analysis reports and provides a cost model for estimating time, labor and conversion requirements. COBOL Analyst 2000 supports IMS, DB2 and VSAM databases, and the Company believes it is the only product of its type with support for ADABAS and CA-IDMS databases. COBOL Analyst 2000 includes a feature to scan for date patterns in order to locate date items and a synonym processing feature to identify indirect references to date items.

     SEEC Smart Change 2000. Smart Change 2000 employs SEEC's extensive knowledge base of commonly-used date rules to identify the items and statements affected by the year 2000 and uses an expert system to select the appropriate rule to be applied. Smart Change 2000 enables users to customize data logic rules to meet specific requirements. Smart Change 2000 modifies the affected date-related code, replacing it with year 2000-compliant code. All original source code remains intact, and Smart Change 2000 changes are identified by tags that mark the renovated code and explain why a correction was made. This type of documentation allows developers to audit and verify changes made, and intervene where necessary to perform manual code changes. This documentation also eases the task of future reengineering on impacted code.

     SEEC COBOL Slicer. COBOL Slicer, which is derived from the Company's core source code analysis technology, uses "program slicing" technology to increase application reengineering productivity by providing understanding of business rules embedded in legacy applications. COBOL Slicer allows customers to understand the program, data structure and input/output screens of an application. Business rules can then be identified by locating appropriate slicing criteria and understanding the code slice, control flow and the logical data model. COBOL Slicer also is being used for test planning, including test planning for year 2000 problems. The test case generation option enables COBOL Slicer to identify all of the application paths that need to be tested as a result of changes made for the year 2000 problem.

     In order to address other legacy system reengineering needs, SEEC also has developed other software products that are based on technology other than the Company's core source code analysis technology:

     SEEC Natural Analyst 2000. Natural Analyst 2000 is a stand-alone software product that parses and examines Natural/ADABAS applications in order to efficiently and accurately identify date fields, maps and database descriptions. Natural Analyst 2000 generates comprehensive year 2000 reports following application analysis.

     SEEC Object Designer. Object Designer is a stand-alone product that also can interface with the Company's core source code analysis technology. Object Designer utilizes an object modeling technique to represent the business model and generate the database design for relational databases such as Oracle and Sybase. Object Designer allows the user to generate objects which are reusable by applications in PC-based visual languages such as Microsoft's Visual Basic and Sybase's Power Builder. The object model can be populated by mapping objects to entities in the legacy application using the application dictionary. Object Designer may be utilized in conjunction with COBOL Analyst, COBOL Slicer and/or third party software tools to extract business rules to build reusable objects for client/server migration. The Company plans to introduce this product for sale in fiscal 1999.

     SEEC Date Analyzer. Date Analyzer is a stand-alone product that uses text-scanning technology to provide year 2000 impact analysis for non-COBOL applications. Date Analyzer examines the various programs or source files across languages using a pattern-matching process and then analyzes the language rules to detect the items and statements which are potentially affected by the year 2000. Date Analyzer utilizes pre-defined language rules that enable it to address different languages. Date Analyzer produces comprehensive reports and helps produce a set of metrics used to create a cost estimation model for non-COBOL source programs.

TRAINING, CONSULTING AND YEAR 2000 SERVICES

     The Company provides a variety of training and consulting services to its customers for its enterprise solutions and software products. SEEC offers user training at its own facilities or at the customer site. SEEC provides consulting expertise in its software products, methodologies and project management. These services enable customers to tailor SEEC's enterprise solutions to fit individual requirements, including setting up a Smart Change Factory at a customer site or at a third party service provider site. SEEC also operates Smart Change Factories at customer sites or at its Pittsburgh, Pennsylvania headquarters on a limited basis. SEEC also undertakes assessment and remediation projects on a limited basis at its headquarters.

PRICING OF PRODUCTS AND PROFESSIONAL SERVICES

     SEEC's software products are typically licensed to customers. End-user license agreements generally limit the use of products to a fixed number of users. On average, the license fee to an end user for SEEC's suite of software products ranges from $100,000 to $500,000, depending on the number of users, platforms, languages and databases that must be supported.

     Product pricing for third party service providers, who typically have established "factories" for year 2000 conversions for multiple customers, is based on a line of code ("LOC") usage fee. Third party service providers generally make a minimum initial purchase to establish a Smart Change Factory. Additional fees paid by third party service providers vary based on the LOC volume processed through the factory utilizing SEEC's software products and enterprise solutions. The volume of LOC processed is monitored by the Company through the use of programmed hardware keys that attach to the factory computers. Recurring maintenance fees are charged both to end-user customers and third party service providers based on the applicable list prices for the software.

     The Company generally offers on-site training and consulting services on a time-and-materials basis, although from time to time, the Company offers year 2000 assessment and remediation solutions on a fixed-price basis. These fixed-price contracts are typically terminable by either party upon written notice. Although the Company uses its past experiences to reduce the risks associated with estimating, planning and performing fixed-price projects, the Company has limited historical data on which to base such estimates. The Company's failure to estimate accurately the resources, costs and time required to complete a project or its failure to fulfill its contractual obligations within the time allowed could result in cost overruns and reduced margins and could have a material adverse effect on the Company's business, operating results and financial condition.

CUSTOMER AND TECHNICAL SUPPORT

     SEEC offers maintenance for each of its products, which entitles the customer to receive technical support and advice, including problem resolution services, installation assistance, error corrections and any product enhancements released during the maintenance period. SEEC's standard license agreement does not require SEEC to provide maintenance for any period of time and does not provide express or implied warranties for SEEC's product software. Maintenance and support services are provided primarily by telephone or e-mail from the Company's Pittsburgh, Pennsylvania headquarters.

CUSTOMERS

     SEEC's products and services are used by information systems departments of Fortune 1000 companies and similarly-sized business and governmental organizations, and by third party service providers.

     Following is a partial list of customers and service providers that have purchased products and/or services from SEEC:

                               CUSTOMERS                                          SERVICE PROVIDERS
-----------------------------------------------------------------------  -----------------------------------
Aluminum Company of America               Mack Trucks, Inc.              Complete Business
American Savings Bank                     Michigan Department of State     Solutions, Inc.
Anthem Insurance Companies, Inc.          Northern Illinois Gas Company  Computer Enterprises, Inc.
Avon Products, Inc.                       NOVUS Services                 Coopers & Lybrand LLP
Banc One Services Corporation             Olin Corporation               CyberTech International Corporation
Bank of New York                          Rockwell International         DMR Consulting Group, Inc.
BJC Health Systems Corporation              Corporation                  IBM Global Services
Dun & Bradstreet Europe Ltd.              Joseph T. Ryerson & Son, Inc.  INTERSOLV, Inc.
Firstar Information Services Corporation  Sallie Mae, Inc.               IMI Systems, Inc.
Foremost Insurance Company                University of Pittsburgh       Motorola Korea Limited
  (through IBM's Integrated Systems       USA Group, Inc.                Patni Computer Systems
  and Solutions Corp.)                    Weirton Steel Corporation      PKS Systems Integration, LLC
Harris Trust and Savings Bank             Wells Fargo Bank                 Private Limited
Hudson's Bay Company                      Wheeling-Pittsburgh Steel      Quasar Professionals
Human Resources Administration-             Corporation                  Satyam Computer Services Limited
  The City of New York                                                   Silverline Industries, Inc.
Human Resources Department-Canada                                        Synapse Computer Services, Inc.
Lucent Technologies, Inc.                                                Tata Infotech Limited
                                                                         UII Corporation
                                                                         Unisys Corporation

     Historically, a relatively small number of customers have accounted for a significant percentage of the Company's revenues. During fiscal 1996 and 1997, revenues from Complete Business Solutions, Inc. (CBSI) were $330,000 and $493,000, which accounted for 32% and 19%, respectively, of the Company's total revenues in each of these years. Three other customers in fiscal 1996 accounted for 32% of the Company's total revenues. During fiscal 1998, revenues from INTERSOLV, Inc. (INTERSOLV) accounted for 11% of SEEC's total revenues, and nine customers represented approximately 50% of the Company's total revenues. As the Company continues to grow, the percentages derived from each customer will continue to decrease as the Company enters into agreements with a broader range of customers.

ACQUISITION

     ERA Software Systems Private Limited ("ERA"), a software development company in India, provided certain research and development services to SEEC since the Company's inception in 1988. ERA also served as the distributor of SEEC's products in India and other markets, subject to royalty payments to SEEC of 50% of the Company's suggested international list price for all products distributed by ERA. In March 1996, SEEC and ERA had entered into a Product Purchase Agreement and a Marketing Agreement to define the terms and conditions of the research and development services and distribution rights, respectively. The Product Purchase Agreement provided for the transfer to SEEC of ERA's 35% ownership interest in jointly-owned products and technologies, and for ERA to provide design and development work with respect to SEEC's products on a non-exclusive, time-and-materials basis. In consideration of ERA's transfer of its ownership interest in the products and technology, SEEC issued 226,305 shares of Common Stock to ERA.

     On February 27, 1998, SEEC and ERA entered into an agreement whereby ERA transferred to SEEC its distribution rights for SEEC products, plus certain fixed assets and 30 ERA employees engaged exclusively in SEEC-related research and development, sales and administration, for consideration of approximately $1,047,000. All Company-related research and development work performed by ERA through the date of acquisition had been previously expensed by the Company as incurred. The acquisition was effective at the close of business February 28, 1998, at which time the Product Purchase Agreement and Marketing Agreement were terminated, and SEEC assumed control and responsibility for product distribution and development efforts. Final closing of the acquisition is scheduled to take place during the Company's first quarter of fiscal 1999. At closing, the purchase price, consisting of approximately $1,042,000 in cash plus other consideration valued at $5,000, will be remitted to ERA. SEEC Technologies Asia Private Limited ("SEEC Asia") was formed as a wholly-owned subsidiary of SEEC to effect the acquisition and to hold and manage the acquired rights, certain assets and SEEC-related product development projects. See also "Research and Development."

SALES, MARKETING AND DISTRIBUTION

     SEEC markets and sells its products and solutions directly through its direct sales force and indirectly through third party service providers. To support its sales efforts, SEEC utilizes a direct mail campaign supported by promotion through trade articles and trade shows. In addition, SEEC enters into software licenses and other arrangements with third party service providers such as Complete Business Solutions, IBM, INTERSOLV and Unisys. These third party service providers utilize the Company's solutions and software products in connection with legacy system reengineering engagements, including year 2000 services. SEEC has granted several organizations the non-exclusive right to market its products. In North and South America, SEEC sells and supports its products and services from its Pittsburgh, Pennsylvania headquarters, its five U.S. regional offices and through sales personnel located in two other U.S. cities. Sales and support services are provided in Europe through the Company's wholly-owned subsidiary, SEEC Europe Limited ("SEEC Europe"), which is based in the London, England area. SEEC Europe also has a sales office in Munich, Germany.

     SEEC sells and supports its products and services in the Asian and Pacific Rim markets through SEEC Asia, its wholly-owned subsidiary in Hyderabad, India. Prior to March 1, 1998, these markets had been served by ERA.

     As of March 31, 1998, SEEC and its subsidiaries had 36 employees engaged in sales and marketing. In fiscal 1996, 1997 and 1998, approximately 4%, 16% and 21%, respectively, of the Company's revenues were from sales to customers outside of the United States including sales to ERA.

     SEEC intends to continue to expand its sales and marketing effort by hiring additional sales and marketing personnel, opening new sales offices and entering into additional arrangements with third party service providers and distributors. SEEC also intends to enter into additional distribution, license and/or marketing agreements, particularly with service providers or strategic systems integrators, for its software products. The Company is focused on increasing the number of licenses of its year 2000 solutions and developing its year 2000 solution customer base. The Company intends to leverage this customer base to cross-sell other enterprise solutions and software products.

     In November 1993, SEEC entered into a five-year International Software Marketing and License Agreement (the "VIASOFT Agreement") with VIASOFT, pursuant to which SEEC granted VIASOFT a worldwide license to use and market all of SEEC's products that address the COBOL maintenance market, including the COBOL Analyst product line, but excluding the year 2000 products, under VIASOFT's private label "ESW/PC". The license granted to VIASOFT limited exclusive marketing rights through June 1, 1995 and non-exclusive rights thereafter. Pursuant to the VIASOFT Agreement, VIASOFT paid SEEC a royalty of 30% of all license or maintenance fees related to its distribution of SEEC's products up to a maximum of $2 million, and thereafter a royalty of 25% of license fees and 30% of maintenance fees related to SEEC's products. The VIASOFT Agreement permitted SEEC to use VIASOFT's proprietary COBOL Parser Validation Suite to test SEEC's products. In exchange, SEEC agreed to pay to VIASOFT a royalty of 5% of SEEC's sales of products which contain or use a COBOL parser, subject to a maximum royalty payment of $1 million and a minimum royalty payment of $100,000, during the five-year period ending November 30, 1998.

     SEEC gave notice to VIASOFT on December 3, 1996 of its intention to terminate the VIASOFT Agreement as a result of VIASOFT's not making minimum royalty payments of at least $1 million during the 12 months preceding the third anniversary of the date of the VIASOFT Agreement. SEEC received notice from VIASOFT that it did not intend to extend the VIASOFT Agreement by making such minimum payments and acknowledging that the VIASOFT Agreement would terminate effective June 4, 1997.

     The VIASOFT Agreement had provided that, upon termination, the Company would be obligated to deliver to VIASOFT that number of copies of the licensed products equal to the balance of the advanced royalty divided by the applicable licensed product royalty amount. At such time as these copies were delivered to VIASOFT, the Company would recognize as income the balance of the advance royalty. On June 30, 1997, the Company received formal notice from VIASOFT that no further copies of the licenses products were to be delivered to VIASOFT, and that the Company was relieved of such obligation under the terms of the VIASOFT Agreement. Accordingly, the $780,552 balance of the advance royalty was recognized as software license revenue in the quarter ended June 30, 1997.

COMPETITION

     The market for SEEC's enterprise solutions and software products, including products and solutions for the year 2000 problem, is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products. SEEC's principal competitors in the software products market include Computer Associates International, Inc., Compuware Corp., MicroFocus Group Public Limited Company, Peritus Software Services, Inc. and VIASOFT. Many of the Company's potential customers are outsourcing their year 2000 conversion work to outside service providers. Accordingly, the Company also competes indirectly, and its third party service providers compete directly, with large service providers such as Cap Gemini America, Computer Horizons Corp., IBM Global Services, Information Management Resources Inc. and Keane, Inc. Certain of these service providers have developed or acquired proprietary software products that compete directly with the Company's software products. Many of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company.

     SEEC believes that the principal factors affecting competition in its markets include product performance and reliability, product functionality, ability to respond to changing customer needs, ease of use, training, quality of support and price. Other than technical expertise and, with respect to the year 2000 solutions market, the limited time remaining until the year 2000 arrives, there are no significant proprietary or other barriers to entry that could prevent potential competitors from developing or acquiring similar software products or providing competing solutions in the Company's market.

RESEARCH AND DEVELOPMENT

     The Company intends to continue to enhance its current products and to develop, acquire or license new products or technology to keep pace with evolving industry standards and technological developments and to provide additional functionality to address changing customer needs. This may require, among other things, that the Company build interfaces with third party products.

     In the latter half of fiscal 1998, the Company began to direct most of its research and development efforts towards adapting its core source code analysis technology to provide an expanded offering of enterprise solutions. Natural extensions and applications of the Company's core technology include reengineering solutions for legacy systems for client/server migration, Web enablement, data warehousing, and the Euro currency conversion. The Company believes that each of these potential reengineering solutions represents a significant market and revenue opportunity.

     SEEC's development of new products over the last three years has been accomplished primarily with in-house development personnel and resources, and in conjunction with ERA. The initial development of SEEC's COBOL maintenance products was funded in part by a grant from Industrial Credit and Investment Corporation of India, Ltd. ("ICICI") pursuant to the Cooperation and Project Financing Agreement among ICICI, SEEC and ERA. The Cooperation and Project Financing Agreement provided for joint ownership by SEEC and ERA of all products developed with funds provided thereunder. In March 1996, SEEC and ERA entered into a Product Purchase Agreement (the "Product Purchase Agreement"), pursuant to which ERA transferred its ownership interest in SEEC's products and technologies to SEEC and agreed to assist SEEC in developing new products and technologies. Pursuant to the Product Purchase Agreement, ERA had the nonexclusive right to perform design and development work with respect to SEEC's products pursuant to specified development schedules. In addition,

ERA had agreed to maintain in India the necessary infrastructure and personnel to support such design and development work. ERA had also agreed to transfer to SEEC the necessary manpower for product support and to maintain a team of personnel in India for maintenance of SEEC's products.

     ERA's research and development employees and related assets, along with certain other rights and assets, were transferred to SEEC's control effective at the close of business on February 28, 1998, in an acquisition effected by SEEC Asia. See "Sales, Marketing and Distribution."

     As of March 31, 1998, SEEC had 26 employees engaged in product development, including 15 employees of SEEC Asia. During fiscal 1996, 1997 and 1998, research and development expenditures, including research and development fees paid to ERA, were $337,000, $428,000, and $1,105,000, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

INTELLECTUAL PROPERTY

     SEEC relies on a combination of copyright, trade secret and trademark laws, and contractual provisions to establish and protect its rights in its software products and proprietary technology. The Company protects the source code version of its products as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that the Company regards as proprietary. The Company has no patents, and existing copyright and trade secret laws offer only limited protection. Certain provisions of the license and distribution agreements generally used by the Company, including provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions, and the Company is required to negotiate limits on these provisions from time to time. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company has been and may be required from time to time to enter into source code escrow agreements with certain customers and distributors, providing for release of source code in the event the Company breaches its support and maintenance obligations, files bankruptcy or ceases to continue doing business.

     The Company's competitive position may be affected by its ability to protect its proprietary information. However, because the software industry is characterized by rapid technological change, the Company believes that patent, trademark, copyright, trade secret and other legal protections are less significant to the Company's success than other factors such as the knowledge, ability and experience of the Company's personnel, new product and service development, frequent production enhancements, customer service and ongoing product support.

     While the Company has no knowledge that it is infringing the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to existing or future products. Any such assertion by a third party could require the Company to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements or to refrain from selling an alleged infringing product or service. See "Factors that May Affect Future Results -- Dependence on Proprietary Rights."

     Smart Change Factory(R), SEEC Date Analyzer(R), SEEC COBOL Analyst(R), SEEC COBOL Slicer(R) and SEEC COBOL Analyst 2000(R) are registered U.S. trade marks or service marks of the Company. Applications for U.S. registrations of the marks SEEC Smart Change 2000(TM), SEEC Natural Analyst 2000(TM), SEEC AccuFind(TM), SEEC AccuFix(TM) and SEEC AccuTest(TM) are pending.

EMPLOYEES

     As of March 31, 1998, SEEC and its subsidiaries had 108 employees, including 36 in sales and marketing, 26 in research and development, nine in customer support, 21 in professional services and 16 in corporate operations and administration worldwide. The Company's continued success will depend, in part, upon its ability to hire and retain key senior management and skilled technical, professional services and sales and marketing personnel. The market for qualified personnel has historically been, and the Company expects that it will continue to be, intensely competitive. None of SEEC's employees is represented by a collective bargaining agreement. SEEC believes that its relations with its employees are favorable.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Significant Fluctuations in Quarterly Operating Results. The Company has experienced, and expects to continue to experience, significant fluctuations in its quarterly operating results. There can be no assurance that the Company will be profitable in any particular quarter. Quarterly operating results may fluctuate due to a variety of factors, including the budgeting and purchasing practices of the Company's customers, which affect the volume and timing of product orders and solution engagements received by the Company, the timing of the announcement and introduction of new products and product enhancements by the Company and competitors, market acceptance of new products, the mix of direct and indirect sales, the mix of license fee and services revenues, the mix of maintenance, training and consulting services within services revenues, the number and timing of new hires, the loss of any key, sales, marketing or professional services personnel, the length of its sales cycles, competitive conditions in the industry and general economic conditions. The Company has historically recognized a significant portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of a quarter. As a result, license fee revenue in any quarter is substantially dependent on orders booked and shipped in the last month and last week of that quarter. Further, the Company's enterprise solutions business is expected to be characterized by significant customer concentration and relatively large projects. The Company operates with little or no backlog and, as a result, the Company's revenues for a particular quarter are generally dependent on orders received during that quarter, including large orders. The failure to receive a large order in a given quarter could materially and adversely affect the Company's operating results for that quarter. The Company's expenses are based, in part, upon anticipated revenue levels and planned projects, and the Company may not be able to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, the timing of product shipments or achievement of specified performance milestones on certain customer solution engagements could cause variations in operating results from period to period and could result in quarterly losses if shipments are not made or milestones are not achieved within the quarter. Due to the foregoing factors, the Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company has limited ability to forecast future revenues, and it is likely that in some future quarters, the Company's operating results will be below the expectations of securities analysts and investors. In the event that operating results are below expectations, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, operating results or financial condition, the price of the Company's Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Volatility of Stock Price. The market prices of companies addressing the year 2000 problem, including the Company, have been highly volatile. The market price of the Common Stock is likely to continue to be highly volatile and may increase or decrease significantly as a result of factors such as actual or anticipated fluctuations in the Company's operating results, general conditions in the computer hardware and software industries, announcements of new products, technological innovations or new contracts by the Company or by its competitors, developments with respect to patents, copyrights or proprietary rights, general market conditions and other factors. A contributing factor to the volatility is the relatively low volume of shares of Common Stock available for trading or traded in a given time period. Low volume trading can significantly affect the market price. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations, over which the Company has no control, may materially and adversely affect the market price of the Common Stock. In addition, shortfalls in sales or earnings as compared with securities analysts' expectations, changes in such analysts' recommendations or projections and general economic conditions may materially and adversely affect the market price of the Common Stock.

     Dependence on Year 2000 Solutions; Need to Develop Additional Products and Solutions. Through fiscal 1998, the Company generated substantially all of its revenues from its year 2000 solutions, and such solutions are expected to continue to account for a significant portion of the Company's revenues for the next few years.

Accordingly, the Company's operating results will depend, in large part, on achieving broader market acceptance for such solutions. A failure to increase demand for such solutions or an increase in market competition for such solutions would have a material adverse effect on the Company's operating results and financial condition. Although the Company believes that the demand for its year 2000 solutions will continue to exist for some time after the year 2000, this demand will diminish significantly over time and will eventually disappear. In order to achieve sustained growth, the Company must develop and successfully market new products and solutions to address additional markets. The Company's strategy is to leverage the market recognition and business relationships it achieves through sales of its year 2000 solutions to enhance its efforts in other markets. There can be no assurance, however, that the Company will be successful in generating business by selling new products or solutions to its year 2000 customers or new customers, or, if it is, that such products and solutions will achieve market acceptance at a rate sufficient to maintain growth, or even to offset declines in year 2000-related revenues. SEEC's core technology incorporated in its year 2000 solutions may be utilized by SEEC's customers for additional reengineering tasks in the future. However, there can be no assurance that such customers will utilize SEEC's core technology for non-year 2000 reengineering tasks or that significant revenues will result from such utilization.

     The Company has developed products for the migration of existing COBOL software applications from legacy systems to client/server architectures. The Company has not yet attempted to market and sell such products to date, and there can be no assurance that they will achieve market acceptance in the future. The Company anticipates that migration from legacy systems to client/server systems will be gradual, particularly for large customized applications. Many organizations perceive a high degree of risk and expense in migrating entire applications from a mainframe environment to a client/server system. The Company has not yet developed enterprise solutions or developed or commercialized software products designed specifically for integration of legacy systems with client/server systems including ERP packaged software, data warehousing or data mining systems, or for Web enablement of legacy systems, and there is no assurance that the Company will be able to adapt its existing products and solutions to these problems. The market for such products and solutions may not develop to the extent or in the time periods anticipated by the Company. See "Business." The failure to diversify and develop additional products and solutions would have a material adverse effect on the Company's business, operating results and financial condition.

     Uncertainty of Current and Future Demand for Year 2000 Solutions. The Company is currently focusing a significant portion of its efforts on the marketing and sale of products and enterprise solutions for year 2000 assessment, planning, remediation and testing. Although the Company believes that the market for products and solutions addressing the year 2000 problem will grow significantly as the year 2000 approaches, there can be no assurance that this market will develop to the extent anticipated by the Company. In addition, organizations affected by the year 2000 problem may not be willing or able to allocate the financial or other resources required to address the problem in a timely manner. Many organizations may attempt to resolve the problem internally rather than purchase products and solutions from the Company or its competitors. Due to these factors, development of the market for products and solutions addressing the year 2000 problem is uncertain and unpredictable. If the market fails to increase, or increases more slowly than anticipated, the Company's business, operating results and financial condition could be materially and adversely affected.

     The Company's year 2000 solutions provide automated solutions for many year 2000 assessment, planning, remediation and testing tasks and procedures. There can be no assurance that potential customers will perceive the benefits of such automation of various year 2000 conversion tasks, and therefore they may decide to perform manually all aspects of the year 2000 solution process. In addition, many other organizations may outsource such work to outside service providers that use their own software products or license products from the Company's competitors. See "Business."

     Ability to Manage Change and Rapid Growth. The Company has recently experienced significant changes in its business, such as the development of new products and solutions, including year 2000 solutions, significant revenue growth and expansion of operations. These changes have placed, and are expected to continue to place, significant demands on its management, operational and financial resources. The Company has been expanding its direct sales force; however, the failure of such personnel to perform as anticipated and achieve their sales goals, or any delay in achieving such goals could have a material adverse effect on the Company's business, operating results and financial condition. The Company also intends to also expand its operations by opening new offices in new geographic regions. No assurance can be given that such new offices will be successful in generating additional revenues, or that any such revenues will be sufficient to cover the costs of opening and operating such offices. The Company's future growth, should it occur, may require the Company to manage a number of large projects in different geographic locations. There can be no assurance that the Company will be able to do so effectively. The Company's failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the development of the market for products and solutions addressing the year 2000 problem is uncertain, unpredictable and subject to rapid change. The Company's failure to respond to such change and adapt its solutions and strategies accordingly could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

     Ability to Address Technological Changes and Customer Requirements; New Products and Solutions. The Company's future success will depend, in large part, on its ability to enhance its current products and develop or acquire new products to keep pace with evolving industry standards and technological developments and to provide additional functionality to address changing customer needs. This will require, among other things, that the Company build interfaces with third party products and adapt to changing industry standards. There can be no assurance that the Company will be successful in developing or acquiring product enhancements or new products, that it can introduce such products or enhancements on a timely basis, or that any such products or enhancements will be successful in the marketplace. The Company's delay or failure to develop or acquire products that keep pace with evolving industry standards and technological developments or provide additional functionality to address changing customer needs could have a material adverse effect on its business, operating results and financial condition. In addition, there can be no assurance that such products or enhancements will meet the requirements of the marketplace or achieve market acceptance, or that new technologies will not be developed by one or more third parties that render the Company's products and solutions obsolete. See "Business -- Research and Development."

     Intense Competition. The market for the Company's enterprise solutions and software products, and in particular its products and solutions for the year 2000 problem, is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products and solutions. The Company's principal competitors in the software products market include Computer Associates International, Inc., Compuware Corp., MicroFocus Group Public Limited Company, Peritus Software Services, Inc. and VIASOFT, Inc. Many of the Company's potential customers are outsourcing their year 2000 conversion work to outside service providers. Accordingly, the Company also competes indirectly, and its third party service providers compete directly, with large service providers such as Cap Gemini America, Computer Horizons Corp., IBM Global Services, Information Management Resources Inc. and Keane, Inc. Certain of these service providers have developed or acquired proprietary software products. In addition, certain of these service providers have elected to use software products offered by the Company's competitors and may be unable or unwilling to change software vendors. Many of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. In addition, there can be no assurance that the Company's competitors will not form joint ventures, business combinations or other strategic alliances and develop or offer comprehensive enterprise solutions which further compete with the Company's products and solutions. The announcement of such developments prior to release may result in potential customers delaying their purchasing decisions while they evaluate the new competitive products. Certain of the Company's current or potential competitors also serve as sales channels for the Company's products and solutions and may elect to discontinue their sales efforts for the Company's products or solutions or to commence or increase their promotional and sales efforts for their own products and solutions. The Company believes that the principal factors affecting competition in its markets include product performance and reliability, product functionality, ability to respond to changing customer needs, ease of use, training, quality of support and price. Other than technical expertise and, with respect to the year 2000 solutions market, the limited time available to enter the market, there are no significant proprietary or other barriers to entry that could keep potential competitors from developing or acquiring similar products or providing competing solutions in the Company's market.

     The Company's ability to compete successfully in the sale of enterprise solutions and software products will depend in large part upon its ability to attract new customers, expand its direct sales force and its indirect sales and marketing channels, deliver and support product enhancements to its existing and new customers and respond effectively to continuing technological change by developing new solutions and products. There can be no assurance that the Company will be able to compete successfully in the future, or that future competition for product sales and solutions or other competitive factors will not have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Competition."

     Potential for Product Liability. The Company's enterprise solutions and products often are utilized to perform reengineering functions on mission-critical components of its customers' information systems. The programs and data contained in these systems are often necessary for the continuation of the customer's business and are critical to the operations and financial performance of the customer. Any failure of these systems could have a material adverse effect upon the Company's customers and could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. In connection with the license of its products and the sale of its services, the Company attempts to contractually limit its liability for damages arising from negligent acts, errors, mistakes or omissions. Despite this precaution, there can be no assurance that the limitations of liability set forth in its customer contracts would be enforceable or would otherwise protect the Company from liability for damages. Additionally, the Company maintains general liability insurance coverage with limits of $1 million per occurrence and $1 million aggregate coverage and excess liability insurance coverage with limits of $6 million per occurrence and $6 million aggregate coverage. However, there can be no assurance that such coverage will continue to be available on acceptable terms or will be sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverages, or changes in the Company's insurance policies, such as premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, operating results and financial condition.

     Risks Associated with Sales Channels. The Company's ability to achieve significant revenue growth in the future will depend, in part, on its success in recruiting and training sufficient direct sales personnel and expanding the number of third party service providers which utilize or market the Company's products. Although the Company is currently investing, and plans to continue to invest, significant resources to develop and expand its direct sales force and expand its network of third party service providers, the Company has at times experienced and may continue to experience difficulty in recruiting qualified personnel for its direct sales force and forming or maintaining relationships with third party service providers. There can be no assurance that the Company will be able to maintain or successfully expand its direct sales force or network of service providers, or that any such expansion will result in an increase in revenue. Any failure by the Company to expand its direct sales force or network of service providers could have a material adverse effect on the Company's business, operating results and financial condition. The Company's agreements with its third party service providers are generally non-exclusive, and some may be terminated by either party without cause. The Company's third party service providers are not within the control of the Company, are not obligated to purchase products from the Company and may also offer their own product lines and solutions or represent or refer product lines or solutions offered by the Company's competitors. There can be no assurance that these service providers will continue their current relationships with the Company, or that they will not give higher priority to the sale or referral of other products or solutions, including products or solutions of the Company's competitors. A reduction in sales efforts or discontinuance of sales or referrals of the Company's products by third party service providers could lead to reduced sales and could materially and adversely affect the Company's business, operating results and financial condition. Certain of the Company's current or potential competitors also serve as sales channels for the Company's solutions and may elect to discontinue their sales efforts related to the Company's products or solutions or to commence or increase promotional and sales efforts for their own products and solutions.

     The Company's strategy of marketing its products directly to end users and indirectly through third party service providers may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect sales channels and, to the extent one or more third party service provider targets the same customer, such service providers may come into conflict with each other. There can be no assurance that channel conflicts will not materially and adversely affect the Company's relationships with its customers or third party service providers or its ability to attract additional service providers.

     Reliance on Certain Relationships. The Company has established strategic relationships with a number of organizations that it believes are important to its worldwide sales, marketing and support activities. The Company's relationships with its service providers such as CBSI, IBM, INTERSOLV, and Unisys expand the distribution of its products. There can be no assurance that the Company's service providers, many of which have significantly greater financial and marketing resources than the Company, will not develop or market software products which compete with the Company's products in the future or will not otherwise discontinue their relationships with, or support of, the Company. The failure by the Company to maintain its existing relationships or to establish new relationships in the future could have a material adverse effect of the Company's business, operating results and financial condition.

     Dependence on Offshore Software Development. A significant element of the Company's business strategy is to continue to leverage its investment in its Indian operations, now controlled by SEEC Asia. SEEC believes that the use of an offshore software development center will provide the Company with a potential cost advantage over some of its competitors. In the past, India has experienced significant inflation and other economic difficulties and has been subject to significant currency fluctuations. The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have a material adverse effect on private sector entities. During the past several years, India's government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development industry. Certain of those benefits which have directly affected the Company include, among others, tax holidays, liberalized import and export duties, and preferential rules concerning foreign investment and repatriation. Notwithstanding these benefits, however, India's central and state governments continue to impose significant regulatory restrictions. The elimination of any of these benefits could have a material adverse effect on the Company's business, operating results and financial condition. Further, no assurance can be given that the Company will not be materially and adversely affected by future changes in inflation, interest rates, currency valuation, taxation, social stability or other political, economic or diplomatic developments in or affecting India. Recently, the U.S. government announced that it would impose economic sanctions against India in response to its May 1998 underground nuclear weapons tests. Although these sanctions have not had a material impact on the Company's operations, the actual extent of the sanctions and the future impact of such sanctions cannot be ascertained at this time. It is possible that in the future, such sanctions may have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Research and Development."

     Risk of Doing Business in International Markets. In fiscal 1997 and fiscal 1998, approximately 16% and 18%, respectively, of the Company's revenues were from international customers, including sales to ERA. The Company expects that international revenues will account for an increasingly significant percentage of the Company's revenues. The Company has formed wholly-owned subsidiaries in the United Kingdom and India and plans to expand its operations in international markets. As a result, the Company will be subject to a number of risks, including, among other things, difficulties relating to administering its business globally, managing foreign operations, currency fluctuations, restrictions against the repatriation of earnings, export requirements and restrictions, and multiple and possibly overlapping tax structures. In addition, from time to time, the Company may experience a decrease in revenues in certain foreign countries as a result of general economic conditions in such countries. These risks could have a material adverse effect on the Company's business, operating results and financial condition. In addition, acceptance of the Company's products in certain international markets may require exclusive, time-consuming and costly modifications to the Company's products to localize the products for use in particular markets. Any earnings generated in countries other than the United States may be permanently invested outside the United States or may be subject to considerable taxation if repatriated to the United States. The Company presently generates most of its revenue in U.S. dollars. In the future, the Company may incur significant costs in foreign currencies to enhance its marketing, sales and distribution in other countries. Accordingly, the Company is subject to risks that, as a result of currency fluctuations, the translation of foreign currencies into U.S. dollars for accounting purposes could adversely affect its operating results. Historically, the Company's foreign exchange transactions have not been significant.

     Dependence on Key Personnel. The Company's success will depend, in part, upon its ability to hire and retain key senior management and skilled technical, professional services and sales and marketing personnel. In particular, the Company's operations, including its strategic direction, sales and development efforts, are dependent on Ravindra Koka, the Company's President and Chief Executive Officer. Although the Company believes it will be able to hire qualified personnel for such purposes, an inability to do so could materially and adversely affect the Company's ability to market, sell, develop and enhance its enterprise solutions and products. The market for qualified personnel has historically been, and the Company expects that it will continue to be, intensely competitive, and the process of locating and hiring qualified personnel can be difficult, time-consuming and expensive. Specifically, the demand for experienced COBOL project managers and programmers is expected to continue to increase significantly over the next several years, particularly as a result of the year 2000 problem. Many of the Company's IT professionals are citizens of other countries, with most of those working in the U.S. under H-1B temporary visas. Under current law, there is a statutory limit on new H-1B visas that may be issued in a given year. If the Company is unable to obtain H-1B visas for its employees in sufficient quantities or at a sufficient rate for a significant period of time, the Company's business, operating results and financial condition could be materially and adversely affected.

     The Company has been hiring, and intends to continue to hire, sales managers and other senior management personnel. The Company's success will depend in part on the successful assimilation and performance of these individuals. The loss of one or more of its key employees, in particular, Mr. Koka, or the Company's inability to hire and retain other qualified employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company has employment agreements with certain key employees, including Mr. Koka, but does not maintain key man life insurance on any its employees.

     Dependence on Proprietary Rights. The Company's success is heavily dependent upon its proprietary technology. The Company regards its enterprise solutions and software products as proprietary and attempts to protect them under a combination of copyright, trade secret and trademark laws as well as by contractual restrictions on employees and third parties. Despite these precautions, it may be possible for unauthorized parties to copy the Company's software or to reverse engineer or otherwise obtain and use information the Company regards as proprietary. The Company has no patents, and existing trade secret and copyright laws provide only limited protection. Certain provisions of the license and distribution agreements generally used by the Company, including "shrink-wrap" license agreements, which contain provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions, and the Company is required to negotiate limits on these provisions from time to time. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software exists, software piracy is expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. Certain third parties have been provided access to the source code for certain of the Company's products. Such access to source code may increase the possibility of misappropriation or misuse of the Company's software. The Company's close relationship with certain third party service providers increases the risk that such providers may attempt to use the Company's proprietary products and methodologies to develop their own solutions that compete with those of the Company. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of proprietary information, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, the Company's solutions depend, to a certain extent, on the ability of the Company to build interfaces with third party software products, which are subject to the proprietary rights of such third parties. There can be no assurance that such third parties will continue to support or update such products, or that the Company will continue to have the access to such products necessary to offer the interfaces as a component of the Company's solutions.

     Significant and protracted litigation may be necessary to protect the Company's proprietary rights, to determine the scope of the proprietary rights of others or to defend against claims for infringement. The Company is not aware that any its products, trademarks or other proprietary rights infringe the proprietary rights of third parties, and the Company is not currently involved in any litigation with respect to proprietary rights. Infringement claims against software developers are likely to increase as the number of functionally similar products in the market increases. There can be no assurance that third party claims, with or without merit, alleging infringement will not be asserted against the Company in the future. Such assertions, whether with or without merit, can be time consuming and expensive to defend and could require the Company to cease the use and sale of infringing products, trademarks or technologies, to incur significant litigation costs and expenses and to develop or acquire non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop or acquire alternative technologies or to obtain such licenses on commercially acceptable terms or at all, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Intellectual Property."

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed above in "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-K and the documents incorporated herein by reference. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, as disclosed above under "Factors That May Affect Future Results," the business and operations of the Company are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this Form 10-K. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved.

ITEM 2. PROPERTIES

     SEEC's principal administrative, research and development, customer support and marketing facilities are located in approximately 16,000 square feet of office space located within the greater Pittsburgh metropolitan area. The Company relocated to its new headquarters in March 1998. The current lease agreement expires in February 2003. In addition, SEEC leases office space for regional sales offices located in or near Boston, Massachusetts; Chicago, Illinois; Cincinnati, Ohio; Dallas, Texas and Washington, DC. SEEC also leases office space in London, England and in Munich, Germany for its European operations, and in Hyderabad, India, for its Asian operations. The Company anticipates that additional facilities will be required in the future and believes that it will be able to obtain suitable additional space as needed.

ITEM 3. LEGAL PROCEEDINGS

     SEEC is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

          FISCAL YEARS ENDED MARCH 31,

                                                              HIGH      LOW
                                                             ------    ------
1997:
Fourth quarter (commencing January 22).....................  $11.25    $ 8.00
1998:
First quarter..............................................  $24.00    $ 8.13
Second quarter.............................................  $37.38    $16.38
Third quarter..............................................  $29.50    $14.00
Fourth quarter.............................................  $22.75    $11.25
1999:
First quarter (through May 29).............................  $15.88    $ 9.31

     As of May 29, 1998, there were approximately 3,600 beneficial owners of the Company's Common Stock.

     The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently anticipates that it will retain future earnings, if any, to fund its operations.

ITEM 6. SELECTED FINANCIAL DATA

                                                         FISCAL YEARS ENDED MARCH 31
                                               -----------------------------------------------
                                                1994      1995      1996      1997      1998
                                               ------    ------    ------    ------    -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license and maintenance fees......  $  460    $  393    $  372    $1,242    $10,397
  Professional services -- product related...      41        42       181       776      1,832
  Professional services -- other.............     363       350       476       605        187
                                               ------    ------    ------    ------    -------
          Total revenues.....................     864       785     1,029     2,623     12,416
                                               ------    ------    ------    ------    -------
Operating expenses:
  Cost of revenues:
     Software license and maintenance fees...      91        92       102       252      1,434
     Professional services -- product
       related...............................      10        14        59       470      1,507
     Professional services -- other..........     255       243       439       513        178
                                               ------    ------    ------    ------    -------
          Total cost of revenues.............     356       349       600     1,235      3,119
  General and administrative.................     149       132       142       442      1,753
  Sales and marketing........................     215       236       237       999      4,342
  Research and development...................     317       407       337       428      1,105
                                               ------    ------    ------    ------    -------
          Total operating expenses...........   1,037     1,124     1,316     3,104     10,319
                                               ------    ------    ------    ------    -------
Income (loss) from operations................    (173)     (339)     (287)     (481)     2,097
                                               ------    ------    ------    ------    -------
Interest income (expense), net:
  Interest expense...........................     (50)      (63)      (75)      (50)       (26)
  Interest income............................       1         6        20       135        804
                                               ------    ------    ------    ------    -------
          Total interest income (expense),
            net..............................     (49)      (57)      (55)       85        778
                                               ------    ------    ------    ------    -------
Income (loss) before income taxes............    (222)     (396)     (342)     (396)     2,875
Provision for income taxes...................      --        --        --        --        365
                                               ------    ------    ------    ------    -------
Net income (loss)............................  $ (222)   $ (396)   $ (342)   $ (396)   $ 2,510
                                               ======    ======    ======    ======    =======
Net income (loss) per common share(1):
  Basic......................................  $ (.10)   $ (.18)   $ (.15)   $ (.13)   $   .49
  Diluted....................................  $ (.10)   $ (.18)   $ (.15)   $ (.13)   $   .46
Weighted average number of common and common
  equivalent shares outstanding(1):
  Basic......................................   2,263     2,264     2,270     3,037      5,145
  Diluted....................................   2,263     2,264     2,270     3,037      5,417

---------------

(1) The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ('SFAS 128'). This statement established new guidelines for calculating earnings per share. The Company's Earnings (Loss) per Common Share figures have been restated to conform with the provisions of SFAS 128.

                                                                AS OF MARCH 31
                                                -----------------------------------------------
                                                1994      1995      1996      1997       1998
                                                -----    ------    ------    -------    -------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.................................  $  45    $  328    $  111    $12,799    $30,828
Working capital...............................      6       187       128     13,151     32,107
Total assets..................................    235       583       429     14,058     39,255
Advance royalty...............................    159       698       796        781         --
Total long-term obligations...................    810       858     1,042        150         --
Total shareholders' equity (deficit)..........   (942)   (1,337)   (1,667)    12,344     34,024

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

     SEEC develops, markets and provides integrated and comprehensive enterprise solutions that enable large organizations and third party service providers to efficiently and effectively reengineer legacy system applications and databases. The Company's enterprise solutions utilize a suite of software products and well-defined, repeatable methodologies that are designed to automate various functions and improve the quality, productivity and effectiveness of the reengineering process. SEEC introduced its core source code analysis technology and the first PC-based reengineering software product in 1992.

     The Company was founded in 1988 to develop tools and solutions for reengineering of legacy COBOL applications. In 1992, the Company commercially introduced its first product, COBOL Analyst. From 1992 to 1996, the Company devoted significant resources to developing its proprietary suite of products for COBOL reengineering, including products for year 2000 impact analysis. In 1995 and 1996, the Company introduced its COBOL Analyst 2000, COBOL Slicer, LAN version of COBOL Analyst 2000, and Date Analyzer products. In 1997 and 1998, the Company introduced Smart Change 2000, COBOL Slicer, Natural Analyst 2000, AccuTest and other product-line enhancements and extensions. The Company has continually enhanced its COBOL Analyst product line. The Company began to increase its commitment to providing year 2000-related professional services in fiscal 1996 as a result of the increased awareness of and demand for year 2000 solutions.

     The Company derives its revenues primarily from software license fees, maintenance fees, and professional services fees. The Company's software is licensed primarily to Fortune 1000 companies, governmental organizations and third party service providers. Product-related services are provided to customers in conjunction with the license of software products. Other professional services are primarily programming services provided on a contract basis. The Company's enterprise solutions and software products and services are marketed through a broad range of distribution channels, including direct sales to end users, to end users in conjunction with third party service providers, to third-party service providers and indirect sales through a distributor.

     The Company recognizes software license fees upon shipment of the software to the customer. Typically, software maintenance contracts are purchased with software licenses. Revenues from software maintenance are deferred and recognized on a straight-line basis over the contract period, which is typically one year. Software maintenance contracts are generally renewable on an annual basis, although the Company also enters into long-term maintenance contracts from time to time. Revenues from professional services are recognized as the services are provided or upon the achievement of specified performance milestones. See Note 1 to Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain income and expense items.

                                                               FISCAL YEARS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                              1996    1997    1998
                                                              ----    ----    ----
REVENUES:
  Software license and maintenance fees.....................   36%     48%     84%
  Professional services -- product related..................   18      29      15
  Professional services -- other............................   46      23       1
                                                              ---     ---     ---
          Total revenues....................................  100     100     100
                                                              ---     ---     ---
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance fees..................   10      10      12
     Professional services -- product related...............    6      17      12
     Professional services -- other.........................   43      20       1
                                                              ---     ---     ---
          Total cost of revenues............................   59      47      25
  General and administrative................................   13      17      14
  Sales and marketing.......................................   23      38      35
  Research and development..................................   33      16       9
                                                              ---     ---     ---
          Total operating expenses..........................  128     118      83
                                                              ---     ---     ---
Income (loss) from operations...............................  (28)    (18)     17
Interest income (expense), net..............................   (5)      3       6
                                                              ---     ---     ---
Income (loss) before income taxes...........................  (33)    (15)     23
Provision for income taxes..................................   --      --       3
                                                              ---     ---     ---
Net income (loss)...........................................  (33)%   (15)%   20%
                                                              ===     ===     ===

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1997

     Revenues. Total revenues for fiscal 1998 were $12.4 million compared to $2.6 million for fiscal 1997, an increase of $9.8 million, or 377%. The increase in revenues resulted primarily from increases in software license and maintenance fees, including approximately $781,000 attributable to the revenue recognition of the non-recurring advance royalty from VIASOFT. See
"Business -- Sales, Marketing, and Distribution" and Note 8 to Financial Statements. To a lesser extent, the increase also resulted from increased professional services -- product related revenues which was offset, in substantial part, by a planned decrease in professional services -- other revenues.

     Software license and maintenance fees were $10.4 million for fiscal 1998 compared to $1.2 million for fiscal 1997, an increase of $9.2 million or 767%. The increase in software license and maintenance fees is attributable to (1) the Company's recent build-up of its sales and marketing infrastructure to market its products and solutions directly to end users, (2) new product introductions and increased customer awareness of the year 2000 problem, both of which resulted in higher demand for the Company's tools and solutions, (3) expanded distribution of the Company's products and solutions through ERA and third party service providers, and (4) revenue recognition of the $781,000 advance royalty from VIASOFT, which occurred in the first quarter of fiscal 1998.

     Professional services -- product related revenues consist of consulting, training and reengineering services fees related directly to product licenses from the Company, primarily the Company's year 2000 products. Such revenues were $1.8 million for fiscal 1998 compared to $776,000 for fiscal 1997, an increase of $1.0 million or 132%. These increases are primarily attributable to increased year 2000 assessment and remediation services performed during fiscal 1998.

     Revenues from professional services -- other consist of contract programming fees for projects unrelated to the license of the Company's software products. Such revenues were $186,000 for fiscal 1998 compared to $605,000 for fiscal 1997, a decrease of $419,000 or 69%. The Company has been redirecting its programming resources to meet increased demand for its year 2000 products and services. As a result, revenues from professional services -- other have been steadily decreasing since the second quarter of fiscal 1997 and are not expected to comprise a significant portion of overall revenues in the future.

     Cost of Revenues. Cost of revenues includes cost of software license and maintenance fees, cost of professional services -- product related, and cost of professional services -- other. Included in the cost of software license and maintenance fees and cost of professional services -- product related are royalties which the Company paid to ICICI for each product sold or service provided, and to VIASOFT for certain products. Through December 31, 1996, the Company had also paid royalties to ERA. Such royalty payments were eliminated effective January 1, 1997 by mutual agreement between the Company and ERA.

     The Company's total cost of revenues was $3.1 million for fiscal 1998, compared to $1.2 million for fiscal 1997, representing an increase of 158%. The increase was primarily attributable to the additional costs of royalties and personnel required to provide customer support and year 2000 services. Both the additional royalty and personnel costs were directly related to increased revenues.

     Cost of software license and maintenance fees includes the costs of providing customer support and the costs of media, manuals, duplication and shipping related to the sales of the Company's software products. Customer support is primarily telephone support for customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $1.4 million for fiscal 1998 compared to $252,000 for fiscal 1997, an increase of 456%. This increase was primarily attributable to increased royalty payments, particularly royalties payable to ICICI. Royalty expense is calculated as a percentage of revenues from sales of software products specified in the ICICI and VIASOFT agreements. In addition, the Company incurred increased costs for customer support related to additional maintenance contracts entered into during fiscal 1998.

     Professional services -- product related costs consist primarily of compensation and related benefits, and travel and equipment for Company personnel responsible for providing consulting, training and reengineering services to customers. Also included are the costs of temporary or subcontracted labor required on occasion to meet the demands for providing services. Professional services -- product related costs were $1.5 million for fiscal 1998 compared to $470,000 for fiscal 1997, an increase of 219%. This increase was primarily attributable to services related to increased purchases of the Company's Smart Change Factory solution and increased year 2000 assessment and remediation services performed in fiscal 1998. The Company has been developing its professional services infrastructure to address increasing demand for its year 2000 products and solutions.

     Professional services -- other costs consist primarily of compensation and related benefits for Company personnel engaged in providing contract programming services for customers. Professional services -- other costs were $178,000 for fiscal 1998 compared to $513,000 for fiscal 1997, a decrease of $335,000 or 65%. The decrease corresponds to the decline in contract programming services provided during fiscal 1998.

     Gross Margins. The Company's total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 75% for fiscal 1998 as compared to 53% for fiscal 1997. The increase in the total gross margin was primarily attributable to the increase in software license and maintenance fees as a percentage of total revenue. Software license and maintenance fees represented 84% of total revenue for fiscal 1998 compared to 48% for fiscal 1997. Software license and maintenance fees have higher gross margins than professional service fees.

     Gross margin percentages were 86% and 80% for software license and maintenance fees, 18% and 39% for professional services -- product related, and 5% and 15% for professional services -- other, for fiscal 1998 and 1997, respectively. The increase in the gross margin percentage for software license and maintenance fees was primarily attributable to the discontinuation of the royalties payable to ERA, effective January 1, 1997. Offsetting that impact, in part, was the Company's increased investment in customer support during fiscal 1998. Gross margin percentages for software license and maintenance fees fluctuate depending on the mix of software products and the royalty expenses associated with those products.

     The gross margin percentages for professional services -- product related vary depending on the type of services provided and the timing and amount of costs incurred to build up the professional services infrastructure. Services that have higher degrees of automation, such as year 2000 inventory and impact assessments, typically require fewer professional hours to perform than services involving planning, source code remediation or testing. Furthermore, the Company's pricing for product-related services varies based on the complexity and scope of the engagement and competitive considerations. The professional services -- product related gross margin percentage of 18% during fiscal 1998 reflected additional costs incurred for recruiting, hiring, training and purchasing equipment for new professionals. The Company has been building its professional services infrastructure, typically in advance of contract signing and commencement of services, so that adequate resources are available to meet the continuing demand for year 2000 products and solutions. While these costs are likely to recur, the timing and amounts are expected to fluctuate from period to period and will therefore have a varying impact on gross margin percentages. Furthermore, the gross margin percentage of 39% during fiscal 1997 was higher due to a greater level of automated services performed in the period.

     The gross margin percentages for professional services -- other fluctuate based on the prices of the individual service contracts, the Company's payroll and other costs of professional staff providing the services, and the proportionate contribution of each contract to the total revenue for this category during the period.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, incentive compensation and related benefits of the Company's sales, sales support, and marketing personnel, plus the costs of travel, advertising, and other promotional activities. Sales and marketing expenses were $4.3 million for the fiscal year 1998 compared to $999,000 for fiscal 1997, an increase of $3.3 million or 330%. This increase was primarily due to the Company's decision to increase the direct sales and marketing of its products and solutions to customers to address year 2000 revenue opportunities. Spending accelerated in the latter part of fiscal 1997 and continued through fiscal 1998, as funds raised in the Company's initial and second public offerings were used to recruit and hire sales and sales support personnel, to add domestic and international sales offices and to increase market awareness of the Company's products and solutions through expanded advertising, participation in trade shows and conferences, and other promotional activities.

     General and Administrative. General and administrative expenses include the costs of general management, finance, legal, accounting, office facilities, communications, and other administrative functions. General and administrative expenses were $1.8 million for fiscal 1998 compared to $442,000 for fiscal 1997, an increase of $1.4 million or 307%. These increases are primarily due to additional payroll and related costs, rent, insurance and professional service costs, reflective of the Company's growth and expanded operations and costs associated with being a public company.

     Research and Development. Total expenditures for research and development were $1.1 million in fiscal 1998 compared to $428,000 in fiscal 1997, an increase of $0.7 million or 164%. Expenditures for research and development vary depending upon the number of projects underway at any time, the size of the projects, their stage of development, and the in-house versus off-shore components of the project costs. The Company utilizes the resources of SEEC Asia for certain research and development. Furthermore, during fiscal 1997, the Company temporarily redirected some professional research and development staff to meet the increased demand for year 2000 services.

     Interest Expense. Interest expense consists of accrued interest on indebtedness and interest on accrued but unpaid royalties payable to ICICI. Interest expense for fiscal 1998 was $26,000 compared to $50,000 in fiscal 1997. Until July 1996, interest expense included interest on notes and advances payable to certain directors and shareholders, and deferred salaries of two officers and shareholders. These interest-bearing obligations were converted to shares of the Company's Common Stock in July 1996. Interest expense on the Company's indebtedness to ICICI was included in all twelve months of fiscal 1997, but only three months of interest expense was included in fiscal 1998. The ICICI loan was paid in full on June 30, 1997.

     Interest Income. Interest income was $804,000 in fiscal 1998 compared to $135,000 in fiscal 1997, representing a 496% increase. This increase was due primarily to interest earned on the net proceeds from the Company's initial public offering in January 1997 and also from the secondary public offering in February 1998. The proceeds are invested in money market funds and high-grade government and corporate bonds and bond funds with average maturities of less than two years.

     Provision for Income Taxes. The provision for income taxes was $365,000 in fiscal 1998, resulting in an effective tax rate of approximately 13%. The Company's effective tax rate was impacted by the availability of net operating loss carryforwards, which reduced the Company's federal tax liability for fiscal 1998. At March 31, 1997 the Company calculated a net deferred tax asset, which was offset by a valuation allowance to eliminate the deferred benefit of net operating loss carryforwards and reversing temporary differences, since management could not determine at that time that it was more likely than not that the benefit could be realized in the foreseeable future. Accordingly, no provision for income taxes was recorded in fiscal 1997. See Note 13 to Financial Statements.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1997 AND MARCH 31, 1996

     Revenues. Total revenues were $2.6 million in fiscal 1997, an increase of 160% from $1.0 million in fiscal 1996. Software license and maintenance fees were $1.2 million in fiscal 1997, an increase of 223% from $372,000 in fiscal 1996. The increase in software license and maintenance fees was attributable to the Company's decision to market its products and solutions directly to end users, and also to increased customer awareness of the year 2000 problem, which resulted in higher demand for the Company's year 2000 software products and solutions. Software license and maintenance fees include sales through a distributor of the Company's products. Distributor sales were $222,000 in fiscal 1997, compared to $38,000 in fiscal 1996. This increase was attributable to the commencement of marketing of the Company's year 2000 products and solutions by ERA in the third quarter of fiscal 1996. VIASOFT, the Company's only distributor during the first two quarters of fiscal 1996, accounted for $16,000 and $21,000 of royalties in fiscal 1997 and 1996, respectively.

     Professional services -- product related revenues increased to $776,000 in fiscal 1997 from $181,000 in fiscal 1996. This increase was primarily attributable to increased customer awareness of the year 2000 problem and acceptance of the Company's Smart Change Factory process and software products. The number of customers for year 2000 services increased from four in fiscal 1996 to 23 in fiscal 1997. Revenues from professional services--other were $605,000 in fiscal 1997, an increase of 27% from $476,000 in fiscal 1996. This increase was attributable to increased demand for C++ and Windows programming services.

     Cost of Revenues. The Company's total cost of revenue was $1.2 million in fiscal 1997, an increase of 100% from $600,000 in fiscal 1996. Cost of software license and maintenance fees increased 147%, from $102,000 in fiscal 1996 to $252,000 in fiscal 1997. This increase was primarily attributable to increased royalty expenses, in particular those payable to ICICI, ERA and VIASOFT. Professional services--product related costs increased from $59,000 in fiscal 1996 to $470,000 in fiscal 1997, corresponding to the increase in revenues for year 2000 services discussed above. Professional services -- other costs increased by 17%, from $439,000 in fiscal 1996 to $513,000 in fiscal 1997. The increases in professional services -- product related and professional services --other were both due to the additional costs of professional staff required to provide the services.

     The Company's gross margin as a percentage of revenue was 53% in fiscal 1997 compared to 42% in fiscal 1996. Gross margin percentages were 80% and 73% for software license and maintenance fees, 39% and 67% for professional services -- product related, and 15% and 8% for professional services -- other, respectively, for fiscal 1997 and fiscal 1996. The gross margin percentage for software license and maintenance fees was favorably impacted by the elimination of royalties paid to ERA on product revenues, effective January 1, 1997.

     The gross margin percentage of 67% for professional services -- product related in fiscal 1996 was generated from $181,000 in revenues. In contrast, the gross margin percentage of 39% in fiscal 1997 was generated from $776,000 in revenues and is more representative of the gross margin percentage for this category of revenue since it reflects the experience of providing a wider range of services over a larger number of engagements. The increase in gross margin percentage for professional services -- other to 15% in fiscal 1997 from 8% in fiscal 1996 was due to an increased proportion of higher-margin contracts.

     Sales and Marketing. Sales and marketing expenses were $999,000 in fiscal 1997, an increase of 321% from $237,000 in fiscal 1996. This increase was due primarily to increased direct sales and marketing of the Company's products and solutions to customers. Expenditures for sales and marketing began to increase during fiscal 1997, when the Company decided to increase the direct sales and marketing of its products and solutions to customers to address year 2000 revenue opportunities. Spending accelerated in the latter part of fiscal 1997, as funds raised in the Company's initial public offering were used to recruit and hire sales and sales support personnel, to add two sales offices, and to increase market awareness of the Company through expanded advertising and participation in trade shows and conferences.

     General and Administrative. General and administrative expenses were $442,000 in fiscal 1997, an increase of 211% from $142,000 in fiscal 1996. The increase was due primarily to additional payroll, rent, insurance and professional service costs, each reflective of the Company's growth.

     Research and Development. Total expenditures for research and development were $428,000 in fiscal 1997 as compared to $337,000 in fiscal 1996, an increase of 27%. The increase was primarily attributable to the Company's development of Smart Change 2000 and development of product extensions to cover additional platforms, databases and languages.

     Interest Expense. Interest expense was $50,000 in fiscal 1997, compared to $75,000 in fiscal 1996. The expense in both periods included interest on various obligations, including notes and advances payable to certain directors and shareholders, and deferred salaries of two operating officers and shareholders. Certain of the interest-bearing obligations were converted into shares of the Company's Common Stock in July 1996, resulting in reduced interest expense for the remainder of fiscal 1997.

     Interest Income. Interest income was $135,000 in fiscal 1997, compared to $20,000 in fiscal 1996. The increase was due primarily to interest earned on the net proceeds received in January 1997 from the Company's initial public offering, which were invested in money market funds and high-grade bonds and bond funds with average maturities of less than two years.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Company's initial public offering of Common Stock in January 1997, the Company funded its operations and its product development from the following principal sources: (i) proceeds from the sale of shares of Common Stock, (ii) the ICICI grants and loan described below, (iii) payments received from the sale of products and services, including $900,000 in advance royalties from VIASOFT, (iv) proceeds from the issuance of subordinated and demand notes and (v) deferral of payments of salaries to the Company's executive officers. As of March 31, 1996, the Company had working capital of $128,000, total liabilities of $2.1 million, and cash and cash equivalents of $111,000. In fiscal 1997, $225,000 of the Company's 10% Subordinated Notes, $220,000 of unsecured notes and advances payable to certain directors and shareholders, and $127,000 of deferred salaries payable to two officers, together with accrued interest, were converted into 237,025 shares of Common Stock. Also in fiscal 1997, the Company sold 211,425 shares of Common Stock in a private placement for an aggregate of $747,000 and in the fourth quarter of fiscal 1997 sold 2,070,000 shares of Common Stock in an initial public offering, the net proceeds of which were $13.0 million to the Company. In the fourth quarter of fiscal 1998, the Company sold 1,030,000 shares of Common Stock in a secondary public offering, the net proceeds of which were $19.1 million to the Company. As a result of these transactions and profitable operations for fiscal 1998, the Company's working capital, total liabilities and cash and short-term investments at March 31, 1998 were $32.1 million, $5.2 million and $30.8 million, respectively.

     The Company's initial development of its COBOL maintenance products was funded in part by grants totaling $255,000 from ICICI pursuant to a Cooperation and Project Financing Agreement dated June 1, 1990 (the "Project Financing Agreement") among ICICI, the Company and ERA. The Project Financing Agreement required the Company to pay royalties to ICICI equal to 10% of the Company's gross revenues from product sales and 5% of gross revenues from maintenance and services, up to a maximum royalty payment of $525,000. The royalty obligation to ICICI was satisfied in full during fiscal 1998.

     During fiscal 1995, the Company funded its operations in part through a $300,000 term loan from ICICI pursuant to a Term Loan Agreement between the Company and ICICI dated May 3, 1994. The loan was paid in full by the Company on June 30, 1997.

     The Company's cash flows have been used primarily for general operating expenses, to purchase equipment, furniture and leasehold improvements, and to fund internal research and development. At March 31, 1998 and March 31, 1997, the Company had cash, cash equivalents, and temporary investments of $30.8 million and $12.8 million, respectively.

     The Company's cash balances may be used to develop international sales and marketing efforts, expand domestic sales and marketing efforts, establish additional facilities, hire additional personnel, increase research and development for enterprise solutions, increase capital expenditures and for working capital and other general corporate purposes. Approximately $1,042,000 of cash will be remitted to ERA in fiscal 1999 in connection with the Company's acquisition of certain assets and rights from ERA. The Company may utilize cash to develop or acquire other businesses, products or technologies complementary to its current business. The amounts actually expended for each such purpose may vary significantly and are subject to change in the Company's discretion, depending upon certain factors, including economic or industry conditions, changes in the competitive environment and strategic opportunities that may arise. Management believes that cash flows from operations and the current cash balances will be sufficient to meet the Company's liquidity needs for the foreseeable future. In the longer term, the Company may require additional sources of capital to fund future growth. Such sources of capital may include additional equity offerings or debt financings.

IMPACT OF INFLATION

     Increases in the inflation rate are not expected to affect the Company's operating expenses. Although the Company has no current plans to borrow funds, if it were to do so at variable interest rates, any increase in interest rates would increase the Company's cost of borrowed funds.

FOREIGN CURRENCY TRANSLATION

     The overall effects of foreign currency exchange rates on the Company's business during the periods discussed have not been material. Movements in foreign currency exchange rates create a degree of risk to the Company's operations if those movements affect the dollar value of costs incurred in foreign currencies. Substantially all of the Company's billings to date have been denominated in U.S. dollars. Changing currency exchange rates may affect the Company's competitive position if exchange rate changes impact profitability and business and/or pricing strategies of non-U.S. based competitors.

     The functional currency of the Company's wholly-owned subsidiaries is the U.S. dollar. Assets and liabilities of these subsidiaries are translated at the current exchange rate at the balance sheet date. Expenses are translated using the average exchange rate during the period.

SEASONALITY

     The Company's operations are not affected by seasonal fluctuations, although the Company's cash flows may at times be affected by fluctuations in the timing of cash receipts from large individual sales.

OTHER

     SFAS No. 128, "Earnings per Share," was issued in February 1997. The Company adopted the new standard for the interim period ended December 31, 1997 and for all interim and annual periods thereafter. All prior periods have been restated to conform to the requirements of SFAS No. 128. The primary requirements of this standard are: (i) replacement of primary earnings per share with basic earnings per share, which eliminates the dilutive effect of options and warrants; (ii) use of an average share price in applying the treasury method to compute dilution for options and warrants for fully-diluted earnings per share and (iii) disclosure reconciling the numerator and denominator of earnings per share calculations. See Note 14 to the Financial Statements.

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management does not expect the impact, if any, on future financial statement disclosures to be significant. Results of operations and financial position, however, will be unaffected by implementation of this standard.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management does not believe the standard will have a significant impact on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106," revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SEEC currently has no pension benefit plans for its employees, and as such will not be subject to the disclosure requirements of this Statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 below and the index therein for a listing of financial statements and supplementary data filed as part of this report.

                                   SEEC, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Certified Public Accountants..........      30
Consolidated Balance Sheets.................................      31
Consolidated Statements of Operations.......................      32
Consolidated Statements of Changes in Shareholders' Equity
  (Deficit).................................................      33
Consolidated Statements of Cash Flows.......................      34
Notes to Consolidated Financial Statements..................   35-47

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors
SEEC, Inc.
Pittsburgh, Pennsylvania

     We have audited the accompanying consolidated balance sheets of SEEC, Inc. and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1998. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEEC, Inc. and subsidiaries as of March 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

     Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                          BDO Seidman, LLP

Boston, Massachusetts
June 8, 1998

                                   SEEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 3,811,401    $23,795,965
  Short-term investments (Note 4)...........................    8,987,771      7,032,550
  Accounts receivable:
    Trade -- less allowance for doubtful accounts of $10,000
      and $50,000 at March 31, 1997 and 1998, respectively
      (Notes 5 and 10)......................................      872,363      5,774,495
    Affiliate -- ERA (Notes 7 and 8)........................       84,142        189,097
  Prepaid expenses and other current assets.................      178,210        545,980
                                                              -----------    -----------
         Total current assets...............................   13,933,887     37,338,087
PROPERTY AND EQUIPMENT, NET (Notes 6 and 10)................      119,565      1,291,659
INVESTMENT IN AFFILIATE (Notes 3 and 7).....................        5,000             --
GOODWILL, LESS ACCUMULATED AMORTIZATION of $10,000 (Note
  3)........................................................           --        625,000
                                                              -----------    -----------
                                                              $14,058,452    $39,254,746
                                                              ===========    ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable:
    Trade...................................................  $   306,778    $ 1,142,253
    Affiliate -- ERA (Notes 7 and 8)........................       23,650        230,085
  Obligation to ERA in connection with acquisition (Note
    3)......................................................           --      1,042,000
  Accrued payroll, related taxes and withholdings...........       21,890        799,072
  Accrued interest payable (Note 10)........................       15,546             --
  Accrued royalties (Notes 7 and 8).........................       90,509        224,206
  Other accrued expenses....................................       82,558        522,220
  Deferred maintenance revenue..............................      122,378        867,339
  Customer advance..........................................           --         31,705
  Deferred Federal and state income taxes (Note 13).........           --        372,330
  Current maturities of long-term debt (Note 10)............      120,000             --
                                                              -----------    -----------
         Total current liabilities..........................      783,309      5,231,210
LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 10)...........      120,000             --
ADVANCE ROYALTY (Note 8)....................................      780,552             --
ACCRUED ROYALTIES (Note 8)..................................       30,331             --
                                                              -----------    -----------
         Total liabilities..................................    1,714,192      5,231,210
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 7, 8, 11, 12 and 16)
SHAREHOLDERS' EQUITY (Notes 2, 7, 9, 11 and 15):
  Preferred stock -- no par value; 10,000,000 shares
    authorized; none outstanding............................
  Common Stock -- $.01 par value; 20,000,000 shares
    authorized; 5,000,833 and 6,076,546 issued and
    outstanding at March 31, 1997 and 1998, respectively....       50,008         60,765
  Additional paid-in capital................................   14,489,601     33,566,408
  Retained earnings (accumulated deficit)...................   (2,127,749)       382,047
  Unrealized gains (losses) on investments, net of taxes of
    $9,700 at March 31, 1998................................      (67,600)        14,316
                                                              -----------    -----------
         Total shareholders' equity.........................   12,344,260     34,023,536
                                                              -----------    -----------
                                                              $14,058,452    $39,254,746
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED MARCH 31
                                                        ---------------------------------------
                                                           1996          1997          1998
                                                        ----------    ----------    -----------
REVENUES (Note 5):
  Software license and maintenance fees (Notes 7 and
     8)...............................................  $  371,457    $1,241,911    $10,397,418
  Professional services -- product related............     181,395       776,287      1,832,197
  Professional services -- other......................     476,413       604,466        185,994
                                                        ----------    ----------    -----------
          Total revenues..............................   1,029,265     2,622,664     12,415,609
                                                        ----------    ----------    -----------
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance fees (Notes 7
       and 8).........................................     101,991       252,368      1,434,270
     Professional services--product related...........      58,542       470,159      1,506,865
     Professional services--other (Note 7)............     439,545       512,559        177,542
                                                        ----------    ----------    -----------
          Total cost of revenues......................     600,078     1,235,086      3,118,677
  General and administrative (Note 12)................     142,058       441,717      1,753,083
  Sales and marketing.................................     236,788       999,496      4,342,323
  Research and development (Note 7)...................     336,954       427,490      1,104,732
                                                        ----------    ----------    -----------
          Total operating expenses....................   1,315,878     3,103,789     10,318,815
                                                        ----------    ----------    -----------
INCOME (LOSS) FROM OPERATIONS.........................    (286,613)     (481,125)     2,096,794
                                                        ----------    ----------    -----------
INTEREST INCOME (EXPENSE), NET:
  Interest expense (Notes 10 and 15)..................     (74,712)      (50,371)       (26,161)
  Interest income.....................................      19,380       135,107        804,163
                                                        ----------    ----------    -----------
          Total interest income (expense), net........     (55,332)       84,736        778,002
                                                        ----------    ----------    -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.......    (341,945)     (396,389)     2,874,796
PROVISION FOR INCOME TAXES (Note 13)..................          --            --        365,000
                                                        ----------    ----------    -----------
NET INCOME (LOSS).....................................  $ (341,945)   $ (396,389)   $ 2,509,796
                                                        ==========    ==========    ===========
Net income (loss) per common share (Note 14):
     Basic............................................  $    (0.15)   $    (0.13)   $      0.49
                                                        ==========    ==========    ===========
     Diluted..........................................  $    (0.15)   $    (0.13)   $      0.46
                                                        ==========    ==========    ===========
Weighted average number of common and common
  equivalent shares outstanding:
     Basic............................................   2,269,707     3,037,484      5,145,032
                                                        ==========    ==========    ===========
     Diluted..........................................   2,269,707     3,037,484      5,416,569
                                                        ==========    ==========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                   YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                                    COMMON STOCK                       RETAINED                          TOTAL
                                 -------------------   ADDITIONAL      EARNINGS       UNREALIZED     SHAREHOLDERS'
                                 NUMBER OF               PAID-IN     (ACCUMULATED   GAINS (LOSSES)      EQUITY
                                  SHARES     AMOUNT      CAPITAL       DEFICIT)     ON INVESTMENTS     (DEFICIT)
                                 ---------   -------   -----------   ------------   --------------   -------------
Balance -- April 1, 1995 (Note
  1)...........................  2,040,144   $20,402   $    31,969   $(1,389,415)      $     --       $(1,337,044)
Exercise of warrants (Note
  11)..........................     91,474       915         1,106            --             --             2,021
Acquisition of software rights
  from affiliate (Note 7)......    226,305     2,263        (2,263)           --             --                --
Net loss for year..............         --        --            --      (341,945)            --          (341,945)
                                 ---------   -------   -----------   -----------       --------       -----------
Balance -- March 31, 1996......  2,357,923    23,580        30,812    (1,731,360)            --        (1,676,968)
Issuance of common stock for:
  Conversion of notes and other
    long-term liabilities
    payable to related parties
    (Note 15)..................    237,025     2,370       783,165            --             --           785,535
  Cash (Note 15)...............    211,425     2,114       745,326            --             --           747,440
Initial public offering, less
  issuance costs (Note 2)......  2,070,000    20,700    12,929,054            --             --        12,949,754
Exercise of warrants (Note
  11)..........................    124,460     1,244         1,244            --             --             2,488
Net loss for year..............         --        --            --      (396,389)            --          (396,389)
Unrealized losses on
  investments..................         --        --            --            --        (67,600)          (67,600)
                                 ---------   -------   -----------   -----------       --------       -----------
Balance -- March 31, 1997......  5,000,833    50,008    14,489,601    (2,127,749)       (67,600)       12,344,260
Public offering, less issuance
  costs (Note 2)...............  1,030,000    10,300    19,058,345            --             --        19,068,645
Exercise of stock options (Note
  9)...........................      2,715        27        18,032            --             --            18,059
Exercise of warrants (Note
  11)..........................     42,998       430           430            --             --               860
Net income for year............         --        --            --     2,509,796             --         2,509,796
Unrealized gains on
  investments, net of taxes....         --        --            --            --         81,916            81,916
                                 ---------   -------   -----------   -----------       --------       -----------
Balance -- March 31, 1998......  6,076,546   $60,765   $33,566,408   $   382,047       $ 14,316       $34,023,536
                                 =========   =======   ===========   ===========       ========       ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED MARCH 31
                                                          ---------------------------------------
                                                            1996          1997           1998
                                                          ---------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................  $(341,945)   $  (396,389)   $ 2,509,796
Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
  Depreciation and amortization.........................     14,351         36,050        103,960
  Provision for doubtful accounts.......................      6,836          9,392         71,975
  Loss on disposals of equipment........................         --             --         32,023
  Proceeds from advance royalty.........................    120,000             --             --
  Accrued non-current interest..........................     46,048         13,420             --
  Accrued non-current royalty...........................     11,588          1,291        (30,331)
  Deferred income taxes.................................         --             --        365,000
Changes in operating assets and liabilities, net of
  effects of acquisition of business:
    Accounts receivable -- trade........................    (62,239)      (637,076)    (4,909,107)
    Accounts receivable -- affiliate....................     15,742        (83,150)      (104,955)
    Prepaid expenses....................................    (21,041)      (138,476)      (367,770)
    Accounts payable -- trade...........................     14,020        246,362        746,475
    Accounts payable -- affiliate.......................         --         23,650        206,435
    Accrued payroll, related taxes and withholdings.....     10,860        (23,770)       777,182
    Accrued royalties...................................         --         90,509        133,697
    Other accrued expenses..............................      5,972         76,044        439,662
    Deferred maintenance revenue........................      1,262         68,275        744,961
    Advance royalty.....................................    (21,177)       (15,927)      (780,552)
    Other, net..........................................     (3,140)       (26,034)        13,789
                                                          ---------    -----------    -----------
       Net cash used by operating activities............   (202,863)      (755,829)       (47,760)
                                                          ---------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment....................    (16,035)      (127,922)      (868,003)
  Proceeds from equipment disposals.....................         --             --          5,926
  Purchase of short-term investments....................         --     (9,055,371)    (2,173,163)
  Sales of short-term investments.......................         --             --      4,220,000
                                                          ---------    -----------    -----------
       Net cash provided (used) by investing
         activities.....................................    (16,035)    (9,183,293)     1,184,760
                                                          ---------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt...........................         --        (60,000)      (240,000)
  Proceeds from sale of common stock, net...............         --     13,697,194     19,068,645
  Exercise of common stock warrants and options.........      2,021          2,488         18,919
                                                          ---------    -----------    -----------
       Net cash provided by financing activities........      2,021     13,639,682     18,847,564
                                                          ---------    -----------    -----------
Net increase (decrease) in cash and cash equivalents....   (216,877)     3,700,560     19,984,564
Cash and cash equivalents, beginning of period..........    327,718        110,841      3,811,401
                                                          ---------    -----------    -----------
Cash and cash equivalents, end of period................  $ 110,841    $ 3,811,401    $23,795,965
                                                          =========    ===========    ===========
Supplemental cash flow information:
Cash paid during the period for interest................  $  19,825    $    40,500    $    27,464
                                                          =========    ===========    ===========
Purchase of software rights from affiliate (Note 7).....  $   2,263    $        --    $        --
                                                          =========    ===========    ===========
Conversion of debt to common stock (Note 15)............  $      --    $   785,535    $        --
                                                          =========    ===========    ===========
Unrealized gains (losses) on investments, net of
  taxes.................................................  $      --    $   (67,600)   $    81,916
                                                          =========    ===========    ===========
Non-cash investing and financing activities:
  Business acquisition:
  Fair value of assets acquired.........................  $      --    $        --    $   496,000
  Goodwill, net.........................................         --             --        635,000
  Current liabilities assumed...........................         --             --        (89,000)
                                                          ---------    -----------    -----------
  Obligation incurred to seller.........................  $      --    $        --    $ 1,042,000
                                                          =========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business. SEEC, Inc. (the Company) provides a suite of software products and related services to assist primarily Fortune 1000 companies and similarly-sized business and governmental organizations in the reengineering of legacy COBOL software applications and related databases for large mainframe systems. The Company also provides solutions for the system reengineering required for year 2000 compliance and to support the migration of existing COBOL applications from a mainframe to a client/server environment.

     The Company's PC-Windows-based products for COBOL application reengineering are designed to be alternatives to mainframe-based tools. Marketing efforts are conducted through the Company's direct sales force, a product distributor, and relationships with third party service providers under non-exclusive marketing licenses. The Company sells and supports its products and services from its Pittsburgh, Pennsylvania headquarters.

     Until February 27, 1998, the Company had a strategic software research and development alliance with ERA Software Systems Private, Limited (ERA), a software consulting and development company based in India. The Company and ERA were affiliated through common ownership until the Company acquired certain of ERA's assets and operations in a transaction effective February 27, 1998 (see Notes 3, 7 and 8).

     Basis of Presentation. The March 31, 1998 financial statements include the accounts of the Company's wholly-owned subsidiaries, SEEC Europe Limited, organized in April 1997, and SEEC Technologies Asia Private Limited ("SEEC Asia"), which was organized in March 1998 to hold the assets acquired from ERA on February 27, 1998 and manage the operations acquired from ERA (see Note 3). All significant intercompany balances and transactions have been eliminated.

     Foreign Currency Translation. The Company's foreign operations' functional currency is the U.S. dollar. Monetary assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates and non-monetary items are translated at historical rates. Revenues and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses, which are not material, are recognized currently in the consolidated statements of operations. Through March 31, 1998, substantially all of the Company's billings have been denominated in U.S. dollars.

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

     Cash, Cash Equivalents and Concentrations of Credit Risk. The statements of cash flows classify changes in cash and cash equivalents (short-term, highly-liquid investments readily convertible into cash with an original maturity of three months or less) according to operating, investing or financing activities. Cash equivalents consist of funds in money market accounts and were $3,798,799 and $23,779,062 at March 31, 1997 and 1998, respectively. Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, temporary cash investments and accounts receivable.

     The Company places its cash and temporary cash investments with financial institutions which management considers to be of high quality; however, at times such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit.

     Concentrations of credit risk with respect to accounts receivable result from a significant portion of revenues being derived from a relatively small number of entities (see Notes 5 and 8); however, the Company's customer base has been growing and is dispersed across many different industries and geographic areas. The Company generally extends credit to its customers without requiring collateral; however, it closely monitors extensions of credit and has not experienced significant credit losses.

     Short-Term Investments. Short-term investments consist of short duration fixed-income securities, primarily U.S. government agency issues and corporate bonds. The average duration of the short-term investment portfolio of debt securities is approximately two years. The Company's short-term investments are classified as available-for-sale and are carried at fair value with the net unrealized gain or loss reported as a separate component of shareholders' equity. Realized gains and losses are recognized in the results of operations.

     Revenue Recognition. Revenues are derived from the license of software products, customer support and maintenance contracts, and COBOL reengineering contracts, including year 2000 compliance solutions. Revenue from product sales is recognized upon shipment. Customer support and maintenance contract revenue is recognized ratably over the term of the related agreement. The Company provides programming and reengineering services under time and materials and fixed-price contracts. Revenues from time and materials contracts are recognized as the services are provided. Revenues from fixed-price contracts are recognized on achievement of specified performance milestones negotiated with customers. This method, which recognizes revenues on substantially the same basis as the percentage-of-completion method, is used because management considers milestones to be the best available measure of progress on these contracts. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determinable (see Note 8).

     In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 for software transactions entered into beginning April 1, 1998. Retroactive application to years prior to adoption is prohibited. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post contract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the Company. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support, and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If the Company does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

     On March 18, 1998, the AICPA cleared SOP 98-4, which provides for the one-year deferral of certain provisions of SOP 97-2 pertaining to its requirements for what constitutes vendor specific evidence of the fair value of multiple elements included in an arrangement. The deferral is to allow time to complete a project to consider whether guidance is needed on any restrictions that should be placed on what constitutes evidence of fair value and, if so, what the guidance should be. Because of the uncertainties with respect to the outcome of any such project, the impact of the deferred provisions of SOP 97-2 on the Company's financial position or results of operations upon expiration of the one-year deferral period is not currently determinable. However, the Company believes that those provisions of SOP 97-2 that have not been deferred, and therefore are applicable to the Company commencing April 1, 1998, will not materially affect its financial position or results of operations.

     Property and Equipment. Property and equipment are stated at cost. Maintenance and repairs that are not considered to extend the useful life of assets are charged to operations as incurred.

     The straight-line method of depreciation was adopted for all property and equipment placed in service after December 31, 1997. For property and equipment acquired prior to January 1, 1998, depreciation and amortization is calculated using the declining-balance method. The Company believes the new method will more appropriately reflect its financial results by better allocating costs of new assets over their estimated useful lives. The effect of this change on net income for the year ended March 31, 1998 was not material. Estimated useful lives of assets are as follows: computer equipment -- 3 to 5 years; software and other equipment -- 5 years; furniture and fixtures -- 5 to 7 years; and leasehold improvements -- life of the lease.

     Investment in Affiliate. Investment in affiliate represents the Company's investment in ERA prior to the acquisition discussed in Note 3. The investment, which represented an ownership interest of less than 10%, is accounted for at cost. The common ownership interests of the Company and ERA were not considered sufficient to enable either of them to exert significant influence necessary to require the Company's investment in ERA to be accounted for under the equity method of accounting. Further, in management's opinion, the use of the equity method of accounting would not have a significant effect on the Company's financial position or results of operations.

     Goodwill. Goodwill represents the excess of the consideration paid for the purchase of a subsidiary over the fair value of the net assets acquired and is being amortized over a five-year period. The carrying value of goodwill is assessed on an on-going basis.

     Research and Development Costs. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86), establishes criteria for capitalization of software development costs, beginning upon the establishment of product technological feasibility and concluding when the product is available for general release to customers.

     Management believes that in applying the above criteria, capitalizable costs must be carefully evaluated in conjunction with certain factors including, among other things, costs reimbursed by the ICICI grant (see Notes 7 and 8), anticipated future revenues, estimated economic product life, amortization methodologies, and frequency of changes in software and hardware technologies. After carefully evaluating these factors, management concluded that the amounts which should have been capitalized pursuant to SFAS 86, specifically costs incurred after technological feasibility is established and prior to general release of the software to customers, were immaterial and therefore no software development costs have been capitalized to date.

     Advertising Costs.  The Company expenses advertising costs as incurred.

     Stock-Based Compensation. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company adopted this statement during the year ended March 31, 1997; however, it has elected to continue to account for stock options at their intrinsic value with disclosures of the effects of fair value accounting on net income (loss) and net income
(loss) per share on a pro forma basis (see Note 9).

     Income Taxes. The Company records income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
109). Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 13).

     Net Income (Loss) per Common Share. Net income (loss) per common share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (see Note 14).

     Financial Instruments. The estimated fair value of the Company's financial instruments, which include short-term investments, accounts receivable, accounts payable and an off-balance sheet letter of credit, approximates their carrying value.

     Comprehensive Income. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), issued by FASB is effective for financial statements for periods beginning after

December 15, 1997 and requires comparative information for earlier years to be restated. SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Management does not expect the impact, if any, the standard may have on future financial statement disclosures to be significant. Results of operations and financial position, however, will be unaffected by implementation of this standard.

     Segment Reporting. Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management does not expect the impact it may have on future financial statement disclosures to be significant. Results of operations and financial position, however, will be unaffected by implementation of this standard.

     Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106," revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company currently has no pension benefit plans for its employees, and as such will not be subject to the disclosure requirements of this Statement.

NOTE 2--CAPITAL STOCK AND PUBLIC OFFERINGS

     In January 1997 the Company sold, through an underwritten initial public offering, 1,800,000 common shares. In February 1997 an additional 270,000 shares were sold pursuant to an underwriters over-allotment provision. The net proceeds of these sales were approximately $12,950,000. In February 1998 the Company completed a secondary public offering of 1,030,000 new shares of its common stock for approximately $19,068,000, net of issuance costs.

     A portion of the proceeds of the initial public offering has been used for expanded sales and marketing, new personnel, additional capital expenditures, working capital and other general corporate purposes. The remaining proceeds of these offerings are intended to be used further in these areas and to expand international operations, increase research and development, and possibly acquire businesses, products or technologies complementary to the Company's current business.

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

NOTE 3--ACQUISITION

     On February 27, 1998, the Company entered into an agreement with ERA, whereby ERA transferred its distribution rights for Company products, plus certain fixed assets and 30 former ERA employees engaged exclusively in Company-related research and development, sales and administration, for a net consideration of $1,042,000. With the acquisition, the Company assumed control of ERA's research and development and distribution functions. All Company-related research and development work performed by ERA through the date of the acquisition had been previously expensed by the Company as incurred. SEEC Asia was formed to effect the acquisition and to subsequently control and manage the acquired rights, assets and product development projects previously owned or managed by ERA, as well as to expand the Company's sales and marketing efforts in the Asian and Pacific Rim regions.

     The acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired business are included in the Company's consolidated financial statements since the effective date. The acquisition was effective at the close of business on February 28, 1998, with final closing and remittance of the net consideration scheduled to occur in June 1998. The aggregate purchase price has been allocated to the net assets acquired based upon their respective fair market values. The excess of the purchase price over the fair values of the net assets acquired of $635,000 was allocated to goodwill and is being amortized on a straight-line basis over five years. Under terms of the agreement, the Product Purchase Agreement and the Marketing Agreement between the Company and ERA (as discussed at Note 7) were terminated.

     Based upon the estimated fair market values on the effective date of the acquisition, the purchase price was allocated as follows:

Current assets..............................................  $   65,000
Property and equipment......................................     436,000
Goodwill....................................................     635,000
Current liabilities.........................................     (89,000)
                                                              ----------
Total purchase price........................................   1,047,000
Write-off of investment in affiliate........................      (5,000)
                                                              ----------
Net consideration...........................................  $1,042,000
                                                              ==========

     A final appraisal of certain assets included in the acquisition has not been completed. Pending the results of the appraisal, the allocation among the various components of the purchase price may change; however, any such reallocation will not materially affect the overall financial position or results of operations of the Company.

     The acquisition had no significant impact on operating results for the year ended March 31, 1998, as the acquisition was not effective until the last month of the fiscal year. The effect on operating results, assuming the acquisition had taken place as of the beginning of each of the years ended March 31, 1996, 1997 and 1998, would not have been material.

NOTE 4--SHORT-TERM INVESTMENTS

     Short-term investments consist of the following:

                                                                         UNREALIZED      MARKET
                                                               COST      GAIN (LOSS)     VALUE
                                                            ----------   -----------   ----------
March 31, 1997:
  U.S. Government agency securities.......................  $2,772,827    $(13,716)    $2,759,111
  Corporate bonds.........................................     250,620         896        251,516
  Registered investment company consisting of U.S.
     Government and corporate fixed income securities.....   6,031,924     (54,780)     5,977,144
                                                            ----------    --------     ----------
                                                            $9,055,371    $(67,600)    $8,987,771
                                                            ==========    ========     ==========
March 31, 1998:
  U.S. Government agency securities.......................  $1,016,136    $    744     $1,016,880
  Corporate bonds.........................................     352,240         732        352,972
  Registered investment company consisting of U.S.
     Government and corporate fixed income securities.....   5,640,158      22,540      5,662,698
                                                            ----------    --------     ----------
                                                            $7,008,534    $ 24,016     $7,032,550
                                                            ==========    ========     ==========

     Management does not anticipate realization of the holding gain in the upcoming year due to the anticipated adequacy of cash and cash equivalents currently held to fund current operating requirements.

NOTE 5--MAJOR CUSTOMERS AND EXPORT SALES

     During the years ended March 31, 1996 and 1997, a significant percentage of the Company's revenues was derived from a limited number of customers. Sales to Complete Business Solutions, Inc. (CBSI) represented approximately 32% and 19% of revenues, respectively, for such periods. Additionally, sales to ASD International (ASD) and Wheeling Pittsburgh Steel Corporation (WP) represented 14% and 10%, respectively, of revenues in 1996. Accounts receivable from CBSI totaled $152,757 at March 31, 1997.

     Sales to INTERSOLV, Inc. accounted for 11% of the Company's total revenues during the year ended March 31, 1998, and accounts receivable from INTERSOLV, Inc. totaled $797,563 at March 31, 1998.

     For the year ended March 31, 1998, export sales to customers not affiliated with the Company accounted for approximately 19% of total revenues, with sales to Europe and Asia representing approximately 8% and 7% of total revenues, respectively. Such export sales were not significant for the years ended March 31, 1996 and 1997.

NOTE 6--PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                    MARCH 31
                                                              ---------------------
                                                                1997        1998
                                                              --------   ----------
Land........................................................  $     --   $   87,000
Computer equipment..........................................   145,192      673,894
Software and other equipment................................    31,258      145,993
Furniture and fixtures......................................    22,999      332,136
Leasehold improvements......................................        --      190,299
                                                              --------   ----------
Total property and equipment................................   199,449    1,429,322
Accumulated depreciation and amortization...................   (79,884)    (137,663)
                                                              --------   ----------
Property and equipment, net.................................  $119,565   $1,291,659
                                                              ========   ==========

NOTE 7--TRANSACTIONS WITH AFFILIATE

     Prior to the ERA acquisition, (see Note 3), the Company and ERA developed certain COBOL analysis software products (the Products) through their cooperative research and development efforts, which were funded in part through grants from the Industrial Credit and Investment Corporation of India, Ltd. (ICICI), an investment bank that administers an agreement between the governments of the United States of America and the Republic of India. The ongoing process of development of the Products commenced in 1990 and had been undertaken pursuant to the terms of various agreements among the Company, ERA and ICICI, which have been amended from time to time to reflect their evolving relationships.

     Until March 31, 1996, the Company had a 65% ownership interest in the Products and paid a royalty to ICICI (see Note 8), a 10% royalty to ERA based on revenues from sales or licensing of Products and a monthly research and development fee of $5,000 to ERA.

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

     Pursuant to the Product Purchase Agreement, the Company agreed to pay the following to:

        - ERA -- a research and development fee (royalty) equal to 10% of gross Product revenues (in no event were quarterly payments to be less than $12,000) through December 31, 1996;

        - ICICI on behalf of ERA -- 5% of gross Product revenues until such aggregate payments (see Note 8) satisfy ERA's obligation to ICICI (the ERA Obligation) after which such payments shall cease; and,

        - ERA -- a monthly maintenance fee of $5,000 for the first three years, $6,000 for the next three years, and thereafter in amounts to be mutually determined.

     Effective January 1, 1997, the Company and ERA agreed to amend the Product Purchase Agreement to eliminate the research and development fee (royalty) and the monthly maintenance fee described above and replace them with specific fees determined on a project-by-project basis for research and development performed by ERA. ERA performed research and development for the Company under this arrangement through the date of the acquisition, when the Company acquired ERA's research and development facility.

     Effective March 1, 1996, the Company formalized its marketing arrangements with ERA by entering into a marketing agreement to distribute the Company's products on a non-exclusive basis in India. The agreement provided for royalties to be paid by ERA to the Company based on 40% of revenues (using the suggested international list prices established by the Company) from customers in India through September 1, 1996, and 50% thereafter. Royalties received under the terms of the marketing agreement amounted to $11,500, $205,799 and $299,930 for the years ended March 31, 1996, 1997 and 1998, respectively. The marketing agreement was terminated coincident with the ERA acquisition, effective February 27, 1998.

     The Company incurred the following expenses in connection with its activities with ERA:

                                                           YEARS ENDED MARCH 31
                                                       -----------------------------
                                                        1996       1997       1998
                                                       -------   --------   --------
Royalty expense......................................  $18,941   $ 36,310   $     --
                                                       =======   ========   ========
Research and development fees........................  $60,000   $129,218   $229,977
                                                       =======   ========   ========
Fees applicable to professional services provided by
  ERA employees......................................  $72,429   $ 77,078   $ 13,000
                                                       =======   ========   ========

     During the year ended March 31, 1998, the Company paid to ERA sales support and maintenance support fees related to certain U.S. sales where ERA was instrumental in effecting the sale and for which ERA was expected to provide ongoing maintenance support to the customer. For the year ended March 31, 1998, these fees totaled $142,833, net of $40,417 in unamortized maintenance support expense which was eliminated in connection with the ERA acquisition.

NOTE 8--ROYALTY AGREEMENTS

     VIASOFT, Inc. -- Effective December 1, 1993, the Company entered into a five-year license agreement (the License Agreement) with VIASOFT, Inc. (the Licensee) which generally granted to the Licensee a worldwide license to use and market certain of the Company's products on a private label basis. The License Agreement provides, among other things, for royalties of up to 30% of any license or maintenance fees related to licensed products and minimum advance royalty payments totaling $900,000 during the eighteen-month exclusivity period which expired on May 31, 1995.

     Pursuant to the terms of the agreement, the Company gave notice to VIASOFT on December 3, 1996 of its intention to terminate the License Agreement as a result of VIASOFT's not making additional minimum royalty payments of at least $1,000,000 during the twelve-month period preceding the third anniversary of the License Agreement. The Company received notice from VIASOFT that it did not intend to extend the License Agreement by making such minimum payments and acknowledging that the License Agreement would terminate effective June 4, 1997.

     The License Agreement had provided that, upon termination, the Company would be obligated to deliver to VIASOFT that number of copies of the licensed products equal to the balance of the advance royalty divided by the applicable licensed product royalty amounts. At such time as these copies were delivered to VIASOFT, the Company would recognize as income the balance of the advance royalty. On June 30, 1997, the Company received formal notice from VIASOFT that no further copies of the licensed products were to be delivered to VIASOFT, and that the Company was relieved of such obligation under the terms of the License Agreement. Accordingly, the $780,552 balance of the advance royalty that had been deferred was recognized as software license revenue in the year ended March 31, 1998.

     The Company had not received any royalty payments beyond the minimum advance royalty of $900,000, which was being recognized as income as copies of the licensed products were delivered to VIASOFT for resale, and, to a lesser extent, as royalties on the related maintenance revenues were reported to the Company by VIASOFT. Software license fees as presented in the accompanying statements of operations includes VIASOFT royalty income of $21,177, $15,927 and $780,552 for the years ended March 31, 1996, 1997 and 1998, respectively. Total revenues from VIASOFT, including income from the advance royalty, represented 8%, 2% and 6% of the Company's total revenues for the years ended March 31, 1996, 1997 and 1998, respectively.

     The License Agreement also requires the Company to pay a royalty of 5% of sales of its products which contain or use a COBOL parser, up to $1,000,000 over a five-year period ending November 30, 1998. Since inception through March 31, 1998, the Company has expensed a total of $218,018 in related royalties expense.

     ICICI -- Pursuant to the terms of the June 1, 1990 ICICI agreement, as amended (the ICICI Agreement), the Company received a $255,000 grant to partially fund research and development costs to develop the Products in association with ERA. The grant program administered by ICICI was designed to accelerate the pace and quality of technological innovation through the promotion and financing of Indo-U.S. cooperative technology development ventures (see Note 7). ERA received a grant of approximately $101,000 under the ICICI Agreement for similar purposes.

     The ICICI Agreement required the Company and ERA to make royalty payments based on Product revenues up to a maximum of approximately $735,000. The Company and ERA were jointly and severally obligated for payment of the royalties. However, subsequent to March 31, 1993, ICICI agreed to accept from the Company total royalties of 10% of Product revenues and 5% of revenues from Product maintenance and Product-related services in satisfaction of future royalties due from the Company and ERA. Total royalty expense under the ICICI Agreement for the years ended March 31, 1996, 1997 and 1998 amounted to $34,006, $122,585 and $497,965, respectively.

     Both the maximum royalty obligation of the Company pursuant to the ICICI Agreement and the amount of the ERA Obligation (see Note 7) were paid in full during the year ended March 31, 1998.

NOTE 9--STOCK OPTION PLANS

     On September 12, 1994, the Company's shareholders approved the SEEC, Inc. 1994 Stock Option Plan (the 1994 Plan) under which a maximum of 226,305 common shares may be awarded during the 1994 Plan's ten-year term. On August 8, 1997, the Company's shareholders approved the SEEC, Inc. 1997 Stock Option Plan (the 1997 Plan), under which a maximum of 650,000 common shares may be awarded, through June 2007. The purpose of the 1994 and 1997 Plans (collectively, the Plans) is to promote the interests of the Company and its shareholders by providing key employees with additional incentives to continue the success of the Company.

     Under the Plans, options are awarded by a committee designated by the Company's Board of Directors or, if no committee is designated, the full Board. Incentive stock options and non-qualifying stock options may be granted to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant and for a term not to exceed 10 years. Options become exercisable at such times and in such installments as determined at the date of grant, subject to continued employment and certain other conditions, including a limited ability to sell or otherwise transfer shares issued pursuant to the Plans.

     Stock option activity under the 1994 Plan during fiscal years ended March 31, 1996, 1997 and 1998 was as follows:

                                                             YEAR ENDED MARCH 31
                                        --------------------------------------------------------------
                                               1996                 1997                  1998
                                        ------------------   -------------------   -------------------
                                                 WEIGHTED              WEIGHTED              WEIGHTED
                                                  AVERAGE               AVERAGE               AVERAGE
                                                 EXERCISE              EXERCISE              EXERCISE
                                                   PRICE                 PRICE                 PRICE
            FIXED OPTIONS               SHARES   PER SHARE   SHARES    PER SHARE   SHARES    PER SHARE
            -------------               ------   ---------   -------   ---------   -------   ---------
Outstanding at beginning of year......  27,698     $.45       49,556     $ .45     146,455    $ 3.08
Granted...............................  21,858     $.44       98,709     $4.40     108,625    $12.90
Exercised.............................      --     $ --           --     $  --        (452)   $ 3.65
Canceled..............................      --     $ --       (1,810)    $3.31     (32,564)   $ 8.28
                                        ------               -------               -------
Outstanding at end of year............  49,556     $.45      146,455     $3.08     222,064    $ 7.12
                                        ======               =======               =======
Options exercisable at end of year....  21,318                34,593                79,579
                                        ======               =======               =======
Weighted average fair value of options
  granted during the year.............  $  .04               $   .87               $  5.81
                                        ======               =======               =======

     Stock option activity under the 1997 Plan during fiscal year ended March 31, 1998 was as follows:

                                                                WEIGHTED
                                                                 AVERAGE
                                                                EXERCISE
                                                                  PRICE
                    FIXED OPTIONS                      SHARES   PER SHARE
                    -------------                      -------  ---------
Outstanding at beginning of year.....................       --   $   --
Granted..............................................  121,750   $16.06
Exercised............................................       --   $   --
Canceled.............................................       --   $   --
                                                       -------
Outstanding at end of year...........................  121,750   $16.06
                                                       =======
Options exercisable at end of year...................       --
                                                       =======
Weighted average fair value of options granted during
  the year...........................................    $6.93
                                                       =======

SUMMARY STOCK OPTION INFORMATION:

     The Company accounts for the Plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for the Plans. The pro forma data below reflects the effect had compensation cost for the Plans been determined based on the fair market value at the grant dates for the awards under the Plans in accordance with SFAS No. 123.

                                                                            YEAR ENDED MARCH 31
                                                                           ----------------------
                                                                             1997         1998
                                                                           ---------   ----------
Net income (loss)                      As reported.......................  $(396,389)  $2,509,796
                                       Pro forma.........................  $(404,389)  $2,365,106
Net income (loss) per basic share      As reported.......................  $    (.13)  $      .49
                                       Pro forma.........................  $    (.13)  $      .46
Net income (loss) per diluted share    As reported.......................  $    (.13)  $      .46
                                       Pro forma.........................  $    (.13)  $      .44

     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the year ended March 31, 1997: a risk free interest rate of 7%, dividend yield of zero, and expected weighted average term of 2.1 years. The assumptions used for grants for the year ended March 31, 1998 were: a risk free interest rate of 6%, dividend yield of zero, and expected weighted average term of 2.9 years. Volatility of 60% was assumed in the estimation of fair value for options granted subsequent to the Company's initial public offering, for the years ended March 31, 1997 and 1998. The estimated fair value of options granted in fiscal 1996 and resultant compensation costs were not significant.

     The following table summarizes information about stock options outstanding at March 31, 1998:

                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  ------------------------------------   ---------------------
                                WEIGHTED     WEIGHTED                WEIGHTED
                                AVERAGE       AVERAGE                 AVERAGE
    RANGE OF                   REMAINING     EXERCISE                EXERCISE
    EXERCISE       NUMBER     CONTRACTUAL      PRICE      NUMBER       PRICE
     PRICES       OF SHARES   LIFE (YEARS)   PER SHARE   OF SHARES   PER SHARE
----------------  ---------   ------------   ---------   ---------   ---------
$.44--$.49          48,651        6.35        $  .45      46,278       $ .45
$3.31--$4.00        80,138        8.84        $ 3.84      29,445       $3.88
$8.13--$8.50        37,175        9.38        $ 8.63       3,856       $8.24
$13.50--$19.00     170,350        9.86        $15.94          --       $  --
$24.50               7,500        9.42        $24.50          --       $  --
                   -------                                ------
                   343,814        9.06        $10.33      79,579       $2.09
                   =======                                ======

     During the year ended March 31, 1997, the Company issued non-qualified options to purchase a total of 11,315 shares of common stock at exercise prices of $3.62 and $7.25.

     During the year ended March 31, 1998, the Company issued non-qualified options to purchase a total of 45,000 shares of common stock at an exercise price of $20.75. The Company also issued non-qualified options to purchase 9,000 shares of common stock at an exercise price of $8.25 in conjunction with an employment severance agreement, and in exchange for the forfeiture of previously-issued incentive stock options to purchase 20,000 shares of common stock at the same exercise price of $8.25.

     Options to purchase 2,263 shares of common stock were exercised at an exercise price of $7.25 during the year ended March 31, 1998.

     At March 31, 1998, non-qualified options to purchase a total of 63,052 shares of common stock were outstanding, exercisable as follows:

    EXERCISE   NUMBER OF
     PRICE      SHARES                          EXERCISABLE
    --------   ---------                        -----------
     $ 3.62      9,052     4,526 each at August 30, 1997 and 1998
     $ 8.25      9,000     3,000 each at April 1, June 1, and August 1, 1998
     $20.75     45,000     15,000 each at August 8, 1998, 1999 and 2000

NOTE 10 -- LONG-TERM DEBT

     The Company was a party to a term loan agreement with ICICI pursuant to which ICICI made a loan of $300,000 to the Company. The loan was secured by the Company's trade accounts receivable and equipment and required interest at the prime rate plus 2.5% (limited to a floor of 6% and ceiling of 9%). Quarterly principal payments of $30,000 were originally scheduled to commence December 15, 1995. On July 23, 1996, the ICICI term loan agreement was amended to defer the start of the quarterly payments until December 15, 1996.

     The entire outstanding balance of principal and interest was repaid on June 30, 1997.

NOTE 11 -- COMMON STOCK WARRANTS

     At March 31, 1996, 1997 and 1998, the Company had outstanding warrants to purchase 167,458, 249,998 and 207,000 shares of the Company's common stock, respectively (see Note 2). All warrants are exercisable at $.02, except for certain warrants outstanding at March 31, 1997 and 1998 to purchase 207,000 shares of common stock at $8.70 per share. Warrants were exercised as follows:
91,474 shares as of March 18, 1996, 124,460 shares as of March 25, 1997, and 42,998 shares as of December 18, 1997. At March 31, 1996, 1997 and 1998,
167,458,

249,998 and 207,000 shares of common stock, respectively, were reserved for issuance upon the exercise of outstanding warrants. All outstanding warrants at March 31, 1998 will expire on January 22, 2002.

NOTE 12 -- OPERATING LEASES

     In March 1998 the Company moved into a new headquarters facility under an operating lease executed in November 1997. In addition to minimum rentals, the lease provides for adjustments relating to changes in real estate taxes and other operating expenses. The Company also rents seven remote offices, including six sales offices and the office facilities of the Company's subsidiaries based in Delaware and the United Kingdom. Management intends to renew or replace these leases during the normal course of business.

     Total rent expense incurred for all leases during the years ended March 31, 1996, 1997 and 1998 amounted to $23,710, $48,849 and $187,562, respectively.
Future minimum rental payments as of March 31, 1998 under leases having noncancelable lease terms in excess of one year are as follows:

YEAR ENDING MARCH 31,
---------------------
1999.......................................................    $  368,844
2000.......................................................       310,658
2001.......................................................       294,894
2002.......................................................       294,894
2003.......................................................       270,320
                                                               ----------
                                                               $1,539,610
                                                               ==========

NOTE 13 -- INCOME TAXES

     No provision for income taxes was recorded for the years ended March 31, 1996 and 1997 due to the Company's significant net operating loss position. The provision for income taxes for the year ended March 31, 1998 consisted of deferred Federal income taxes of $219,000 and deferred state income taxes of $146,000.

     As presented below, at March 31, 1997 the Company calculated a net deferred tax asset, which was offset by a valuation allowance to eliminate the deferred benefit of net operating loss carryforwards and reversing temporary differences, since management could not determine at that time that it was more likely than not that the benefit could be realized in the foreseeable future. During the year ended March 31, 1998, the valuation allowance was eliminated based on profitable operations for the year and future income projections.

     The components of the net deferred tax asset (liability) are as follows:

                                                                     MARCH 31
                                                              ----------------------
                                                                1997        1998
                                                              --------   -----------
Net deferred tax asset (liability) resulting from using the
  cash method of accounting for tax reporting, attributable
  to:
  Accounts payable..........................................  $126,577   $   427,621
  Accrued payroll and related taxes.........................     8,733       316,534
  Deferred maintenance revenue and advance royalty..........   372,549       341,990
  Accrued royalties.........................................    49,858        91,027
  Accounts receivable, net..................................  (359,937)   (2,318,055)
  Prepaid expenses..........................................   (73,529)      (85,101)
Other, net..................................................    11,233        86,712
Tax effect of unrealized gains and losses on investments....        --        (9,700)
                                                              --------   -----------
                                                               135,484    (1,148,972)
Tax effect of federal and state net operating loss
  carryforwards.............................................   779,169       776,642
                                                              --------   -----------
Net deferred tax asset (liability)..........................   914,653      (372,330)
Valuation allowance.........................................   914,653            --
                                                              --------   -----------
Deferred tax (liability), net...............................  $     --   $  (372,330)
                                                              ========   ===========

     Following are the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the year ended March 31, 1998:

Federal statutory tax rate..................................   34.0%
State income taxes..........................................    6.6
Reduction in valuation allowance............................  (24.7)
Other, net..................................................   (3.2)
                                                              -----
Effective tax rate..........................................   12.7%
                                                              =====

     The Company had unused net operating loss carryforwards available at March 31, 1998 that may be applied to reduce future taxable income as follows:

                                                         NET OPERATING LOSS
                   EXPIRES DURING                           CARRYFORWARDS
                     YEAR ENDING                       -----------------------
                      MARCH 31                          FEDERAL       STATE
                   --------------                      ----------   ----------
                         2000........................  $       --   $1,092,226
                         2001........................          --      265,494
                         2006........................      65,955           --
                         2007........................      70,111           --
                         2008........................     230,949           --
                         2010........................      53,743           --
                         2011........................     255,274           --
                         2012........................   1,092,226           --
                         2013........................     265,494           --
                                                       ----------   ----------
                                                       $2,033,752   $1,357,720
                                                       ==========   ==========

     The expected statutory tax benefit of the net operating loss carryforwards was recorded as a reduction in the income tax provision for financial reporting purposes for the year ended March 31, 1998.

     If an "ownership change" were to occur, within the meaning of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards would be subject to an annual limitation.

NOTE 14 -- EARNINGS PER SHARE

     Earnings per share (EPS) for all periods presented is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). The provisions and disclosure requirements for SFAS No. 128 were required to be adopted for interim and annual periods ending after December 15, 1997, with restatement of EPS for prior periods.

     The following is a reconciliation of the denominators (the number of shares) of the basic and diluted EPS. The numerator (earnings or net income) is the same for the basic and the diluted EPS computations for all periods presented.

                                                           YEARS ENDED MARCH 31
                                                     ---------------------------------
                                                       1996        1997        1998
                                                     ---------   ---------   ---------
Basic shares.......................................  2,269,707   3,037,484   5,145,032
Effect of dilutive securities--options and
  warrants.........................................         --          --     271,537
                                                     ---------   ---------   ---------
Diluted shares.....................................  2,269,707   3,037,484   5,416,569
                                                     =========   =========   =========

     For the year ended March 31, 1998, options and warrants to purchase 12,500 shares and 45,000 shares, respectively, were excluded from the computation of diluted EPS because the options and warrants' exercise prices were greater than the average market price of the common shares.

NOTE 15 -- RELATED PARTY TRANSACTIONS

     In September 1996 the Company sold 4,139 shares of common stock to a director and 43,450 shares to family members of a director at a value of $3.62 per share, for an aggregate purchase price of $172,440.

     A portion of the annual salaries of two officers and shareholders, aggregating $127,106, was deferred in a prior year. Interest at 7% was accrued on the deferred salaries, with related interest of $8,896 and $2,595 charged to expense during the years ended March 31, 1996 and 1997, respectively. The Company also issued warrants, on the basis of one warrant (pre-split) for each dollar of deferred salary, to purchase 57,529 shares of common stock at a value of $.02 per share (see Note 11). Effective July 1996, the entire balance of principal and accrued interest was converted into 52,827 shares of the Company's common stock at a value of $3.31 per share.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

     The Company has entered into employment/severance (change in control) agreements with four executive officers and has employment agreements with certain key employees that provide for minimum annual salaries and automatic annual renewal at the end of the initial two-year term. The agreements generally contain, among other things, confidentiality agreements, assignment to the Company of inventions made during employment (and under certain circumstances for two years following termination of employment) and non-competition agreements for the term of the agreements plus two years. The executive employment/severance agreements provide for payments of up to one year's compensation if there is a change of control in the Company, as defined, and a termination of employment. The maximum contingent liability under these agreements was approximately $477,000 at March 31, 1998.

     The Company had an outstanding irrevocable letter of credit in the amount of $300,000 at March 31, 1998. This letter of credit, which expires on November 19, 2000, serves as collateral on the lease obligation entered into in November 1997 in connection with the Company's headquarters facility (see Note 12).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF SEEC

     Information required by this item is incorporated by reference from the information under the caption "Directors and Executive Officers of SEEC" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Shareholders to be held on August 6, 1998 and is incorporated herein by reference to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Shareholders to be held on August 6, 1998 and is incorporated herein by reference to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Shareholders to be held on August 6, 1998 and is incorporated herein by reference to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Shareholders to be held on August 6, 1998 and is incorporated herein by reference to this Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report

     1. FINANCIAL STATEMENTS. The following financial statements of the Company are filed as part of this Annual Report on Form 10-K:

                                                                   PAGE
                                                                  NUMBER
                                                                  ------
    Report of Independent Certified Public Accountants..........     30
    Consolidated Balance Sheets as of March 31, 1997 and 1998...     31
    Consolidated Statements of Operations for the years ended
      March 31, 1996, 1997 and 1998.............................     32
    Consolidated Statements of Changes in Shareholders' Equity
      (Deficit) for the years ended
      March 31, 1996, 1997 and 1998.............................     33
    Consolidated Statements of Cash Flows for the years ended
      March 31, 1996, 1997 and 1998.............................     34
    Notes to Consolidated Financial Statements..................  35-47
    2. FINANCIAL STATEMENT SCHEDULES.
    Schedule II -- Valuation and Qualifying Accounts for the
      years ended
      March 31, 1996, 1997 and 1998.............................     51

  3. EXHIBITS. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
   3.1*   The Company's Amended and Restated Articles of Incorporation
   3.2*   The Company's Amended and Restated Bylaws
  10.1*   SEEC, Inc. 1994 Stock Option Plan
  10.2*   Cooperation and Project Financing Agreement dated June 1,
          1990, as supplemented and amended, among the Industrial
          Credit and Investment Corporation of India, Limited,
          ("ICICI"), ERA and the Company
  10.3*   Loan Agreement dated June 20, 1994 between ICICI and the
          Company, as amended
  10.4*   International Software Marketing and License Agreement dated
          November 29, 1993 between VIASOFT, Inc. and the Company, as amended
  10.5*   Product Purchase Agreement dated as of March 31, 1996
          between the Company and ERA
  10.6*   Marketing Agreement dated as of March 1, 1996 between the
          Company and ERA
  10.7*   Stock Purchase Agreement dated as of July 15, 1996 among the
          Company, Glen Chatfield and certain former noteholders of
          the Company
  10.8*   Stock Purchase Agreement dated as of August 15, 1996 among the Company and certain purchasers of its Common Stock
  10.9*   Registration Rights Agreement dated as of August 15, 1996
          among the Company and certain of its shareholders
 10.10*   Employment Agreement dated October 1, 1996 between the
          Company and Ravindra Koka
 10.11*   Employment Agreement dated October 1, 1996 between the
          Company and John D. Godfrey
 10.12*   Employment Agreement dated October 1, 1996 between the
          Company and Richard J. Goldbach
 10.13*   Agreement dated July 16, 1996 between the Company and Raj
          Reddy
 10.14*   Trust Agreement dated August 4, 1992 among the Company,
          Ravindra Koka and Dr. K. Buddhiraju
 10.15**  SEEC, Inc. 1997 Stock Option Plan
 10.16**  Letter Employment Agreement dated December 26, 1996 between the Company and Allen D. Gart
 10.17**  Amendment dated January 1, 1997 to Product Purchase
          Agreement between the Company and ERA
 10.18    Memorandum of Understanding dated February 27, 1998 between the Company and ERA
  21.1    Subsidiaries of the Company
    27    Financial Data Schedule

* Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1, File No. 333-14027
** Incorporated by reference to Exhibits to the Company's Annual Report on Form
   10-K, File No. 0-21985.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEEC, Inc.
June 16, 1998
                                          By:        /s/ RAVINDRA KOKA
                                             -----------------------------------
                                                       Ravindra Koka
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE AND TITLE                                       DATE
                    -------------------                                       ----

                    By /s/ RAVINDRA KOKA                                  June 16, 1998
------------------------------------------------------------
                       Ravindra Koka
      President, Chief Executive Officer and Director

                      /s/ JOHN D. GODFREY                                 June 16, 1998
------------------------------------------------------------
                      John D. Godfrey
           Vice-President-Professional Services,
                   Secretary and Director

                    /s/ RICHARD J. GOLDBACH                               June 16, 1998
------------------------------------------------------------
                    Richard J. Goldbach
           Treasurer and Chief Financial Officer

                         /s/ RAJ REDDY                                    June 16, 1998
------------------------------------------------------------
                         Raj Reddy
             Chairman of the Board and Director

                     /s/ STANLEY A. YOUNG                                 June 16, 1998
------------------------------------------------------------
                      Stanley A. Young
                          Director

                       /s/ RADHA R. BASU                                  June 16, 1998
------------------------------------------------------------
                       Radha R. Basu
                          Director

                     /s/ ABRAHAM OSTROVSKY                                June 16, 1998
------------------------------------------------------------
                     Abraham Ostrovsky
                          Director

                     /s/ GLEN F. CHATFIELD                                June 16, 1998
------------------------------------------------------------
                     Glen F. Chatfield
                          Director

                                   SEEC, INC.

                 VALUATION AND QUALIFYING ACCOUNTS--SCHEDULE II

                   YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                   COLUMN A                        COLUMN B      COLUMN C     COLUMN D      COLUMN E
                   --------                      ------------   ----------   -----------   ----------
                                                                ADDITIONS    DEDUCTIONS
                                                  BALANCE AT    CHARGED TO   CREDITED TO   BALANCE AT
                                                 BEGINNING OF   COSTS AND     ACCOUNTS       END OF
                  DESCRIPTION                       PERIOD       EXPENSES    RECEIVABLE      PERIOD
                  -----------                    ------------   ----------   -----------   ----------
MARCH 31, 1996
  Allowance deducted from related balance sheet
     account--Accounts receivable..............     $ 3,935      $ 6,836       $ 2,995      $ 7,776
                                                    =======      =======       =======      =======
MARCH 31, 1997
  Allowance deducted from related balance sheet
     account--Accounts receivable..............     $ 7,776      $ 9,392       $ 7,168      $10,000
                                                    =======      =======       =======      =======
MARCH 31, 1998
  Allowance deducted from related balance sheet
     account--Accounts receivable..............     $10,000      $71,975       $31,975      $50,000
                                                    =======      =======       =======      =======