Form 10-Q
period 1998-06-30
SEEC INC
filed 1998-08-14
CIK 925524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------    ---------------------

Commission file number 0-21985

                                   SEEC, INC.
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                              55-0686906
(State or other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)               Identification Number)

   PARK WEST ONE, SUITE 200, CLIFF MINE ROAD, PITTSBURGH, PENNSYLVANIA 15275
              (Address of Principal Executive Offices) (Zip Code)

                                 (412) 893-0300
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X        No
                                 -----         -----

     As of July 31, 1998, there were 6,076,546 outstanding shares of Common Stock, par value $.01 per share, of SEEC, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SEEC, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements
     Consolidated Statements of Income for the three months
      ended June 30, 1998 and 1997..........................      2
     Condensed Consolidated Balance Sheets as of June 30,
      1998 and March 31, 1998...............................      3
     Condensed Consolidated Statements of Cash Flows for the
      three months ended June 30, 1998 and 1997.............      4
     Notes to Unaudited Consolidated Financial Statements...    5-7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   7-11
PART II--OTHER INFORMATION..................................     12
Item 1. Legal Proceedings...................................     12
Item 2. Changes in Securities...............................     12
Item 3. Defaults Upon Senior Securities.....................     12
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     12
Item 5. Other Information...................................     12
Item 6. Exhibits and Reports on Form 8-K....................     12
SIGNATURES..................................................     13

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   SEEC, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30
                                                              ------------------------
                                                                 1998          1997
                                                                 ----          ----
REVENUES:
  Software license and maintenance fees.....................  $1,606,885    $2,074,827
  Professional services--product related....................     868,099       224,092
  Professional services--other..............................      26,061        77,740
                                                              ----------    ----------
     Total revenues.........................................   2,501,045     2,376,659
                                                              ----------    ----------
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance fees..................     226,002       280,821
     Professional services--product related.................     596,039       202,539
     Professional services--other...........................      29,917        76,543
                                                              ----------    ----------
       Total cost of revenues...............................     851,958       559,903
  General and administrative................................     552,712       363,975
  Sales and marketing.......................................   1,224,978       776,103
  Research and development..................................     288,483       203,406
                                                              ----------    ----------
     Total operating expenses...............................   2,918,131     1,903,387
                                                              ----------    ----------
INCOME (LOSS) FROM OPERATIONS...............................    (417,086)      473,272
                                                              ----------    ----------
INTEREST INCOME (EXPENSE):
  Interest expense..........................................          --        (8,801)
  Interest income...........................................     421,536       184,251
                                                              ----------    ----------
     Net interest income....................................     421,536       175,450
                                                              ----------    ----------
INCOME BEFORE INCOME TAXES..................................       4,450       648,722
PROVISION FOR INCOME TAXES..................................       1,500            --
                                                              ----------    ----------
NET INCOME..................................................  $    2,950    $  648,722
                                                              ==========    ==========
Net income per common share:
     Basic..................................................  $     0.00    $     0.13
                                                              ==========    ==========
     Diluted................................................  $     0.00    $     0.12
                                                              ==========    ==========
Weighted average number of common and common equivalent
  shares outstanding:
     Basic..................................................   6,076,546     5,001,679
                                                              ==========    ==========
     Diluted................................................   6,253,239     5,268,735
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,       MARCH 31,
                                                                 1998           1998
                                                                 ----           ----
                                                              (UNAUDITED)    (AUDITED)*
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $23,068,227    $23,795,965
  Short-term investments....................................    8,629,030      7,032,550
  Accounts receivable:
    Trade, net..............................................    3,924,082      5,774,495
    Affiliate...............................................       45,767        189,097
  Prepaid expenses and other current assets.................      217,572        545,980
                                                              -----------    -----------
    Total current assets....................................   35,884,678     37,338,087
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET...................    1,344,997      1,291,659
GOODWILL, NET...............................................      592,667        625,000
                                                              -----------    -----------
                                                              $37,822,342    $39,254,746
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable:
    Trade...................................................  $   757,361    $ 1,142,253
    Affiliate...............................................       66,583        230,085
  Obligation in connection with acquisition.................    1,042,000      1,042,000
  Accrued compensation......................................      128,102        799,072
  Deferred maintenance revenue..............................      941,845        867,339
  Deferred income taxes.....................................      376,530        372,330
  Other current liabilities.................................      474,825        778,131
                                                              -----------    -----------
    Total current liabilities...............................    3,787,246      5,231,210
                                                              -----------    -----------
SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares
    authorized;
    none outstanding
  Common stock--$.01 par value; 20,000,000 shares
    authorized;
    6,076,546 shares issued and outstanding.................       60,765         60,765
  Additional paid-in capital................................   33,566,408     33,566,408
  Retained earnings.........................................      384,997        382,047
  Unrealized gains on investments, net of taxes.............       22,926         14,316
                                                              -----------    -----------
    Total shareholders' equity..............................   34,035,096     34,023,536
                                                              -----------    -----------
                                                              $37,822,342    $39,254,746
                                                              ===========    ===========

------------------
* Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                       JUNE 30
                                                              -------------------------
                                                                 1998           1997
                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $     2,950    $  648,722
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
     Depreciation and amortization..........................       81,851        12,766
     Provision for doubtful accounts........................       13,814            --
     Deferred income taxes..................................        1,500            --
     Changes in operating assets and liabilities:
       Accounts receivable--trade...........................    1,836,599      (923,862)
       Accounts receivable--affiliate.......................      143,330      (145,242)
       Prepaid expenses and other current assets............      328,408        94,330
       Accounts payable--trade..............................     (384,892)     (117,148)
       Accounts payable--affiliate..........................     (163,502)      (23,650)
       Accrued compensation.................................     (670,970)      257,923
       Accrued royalties....................................     (224,206)      217,478
       Other accrued expenses...............................      (47,395)       67,229
       Advance royalty......................................           --      (780,552)
       Deferred maintenance revenue.........................       74,506       196,944
       Other, net...........................................      (31,705)       80,250
                                                              -----------    ----------
     Net cash provided (used) by operating activities.......      960,288      (414,812)
                                                              -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements.........     (102,856)      (62,434)
  Purchases of short-term investments.......................   (1,585,170)   (1,132,117)
                                                              -----------    ----------
     Net cash used by investing activities..................   (1,688,026)   (1,194,551)
                                                              -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt...............................           --      (240,000)
  Proceeds from exercise of stock options...................           --        16,407
                                                              -----------    ----------
     Net cash used by financing activities..................           --      (223,593)
                                                              -----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................     (727,738)   (1,832,956)
Cash and cash equivalents, beginning of period..............   23,795,965     3,811,401
                                                              -----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $23,068,227    $1,978,445
                                                              ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of SEEC, Inc. and its wholly-owned subsidiaries, SEEC Europe Limited ("SEEC Europe"), organized in April 1997, and SEEC Technologies Asia Private Limited ("SEEC Asia"), organized in March 1998 (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     Management believes that all adjustments necessary for a fair statement of results have been included in the consolidated financial statements for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results which may be expected for an entire fiscal year. Accordingly, these interim period consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

2. REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition." Software license fees are recognized upon receipt of a noncancelable order from the customer, shipment of the software to the customer and the completion of any significant remaining obligations under the license agreement. Revenues from software maintenance are deferred and recognized on a straight-line basis over the contract support period, which is typically one year. Revenues from professional services fees are recognized as the reengineering, consulting, training or other services are provided, or on achievement of performance milestones, depending on the nature of the services or contract.

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

     The following is a reconciliation of the denominators (the number of shares) of the basic and diluted EPS computations. The numerator (earnings or net income) is the same for the basic and the diluted EPS computations for the periods presented.

                                                         THREE MONTHS ENDED
                                                              JUNE 30
                                                       ----------------------
                                                         1998         1997
                                                         ----         ----
Basic shares.........................................  6,076,546    5,001,679
Effect of dilutive securities--options and
  warrants...........................................    176,693      267,057
                                                       ---------    ---------
Diluted shares.......................................  6,253,239    5,268,736
                                                       =========    =========

     For the three months ended June 30, 1998 and 1997, options and warrants to purchase 177,850 shares and 2,000 shares, respectively, were excluded from the computation of diluted EPS, because the exercise prices of the options and warrants were greater than the average market price of the common shares.

4. ACQUISITION

     On February 27, 1998, the Company entered into an agreement with ERA, whereby ERA transferred its distribution rights for Company products, plus certain fixed assets and 30 former ERA employees engaged in Company-related research and development, sales and administration. With the acquisition, the Company assumed control of ERA's research and development and distribution functions. SEEC Asia was formed to effect the acquisition and to subsequently control and manage the acquired rights, assets and product development projects previously owned or managed by ERA, as well as to expand the Company's sales and marketing efforts in the Asian and Pacific Rim regions.

     The acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired business are included in the Company's consolidated financial statements since the effective date, the close of business on February 28, 1998. The aggregate purchase price has been allocated to the net assets acquired based upon their respective fair market values. The excess of the purchase price over the fair values of the net assets acquired of $635,000 was allocated to goodwill and is being amortized on a straight-line basis over five years. Under terms of the agreement, the Product Purchase Agreement and the Marketing Agreement between the Company and ERA were terminated as of February 28, 1998.

     At March 31, 1998, the net consideration required to complete the acquisition was estimated at $1,042,000. The final closing occurred on August 10, 1998, at which time the Company remitted an actual net consideration of $1,036,000 to ERA. Including the Company's investment in ERA, which was relinquished to ERA under the terms of the acquisition, the Company's total purchase price for the acquisition was $1,041,000.

     A final appraisal of certain assets included in the acquisition has not been completed. Pending the results of the appraisal, the allocation among the various components of the purchase price may change; however, any such reallocation will not materially affect the overall financial position or results of operations of the Company.

5. ADVANCE ROYALTY

     Effective December 1, 1993, the Company entered into a five-year license agreement ("the License Agreement") with VIASOFT, Inc. ("VIASOFT") which generally granted to VIASOFT a worldwide license to use and market certain of the Company's products on a private label basis. The License Agreement provided, among other things, for royalties of up to 30% of any license or maintenance fees related to licensed products and for minimum advance royalty payments totaling $900,000 during the 18-month exclusivity period, which expired on May 31, 1995. The advance royalty of $900,000 was being recognized as income as copies of the licensed products were delivered to VIASOFT for resale, and, to a lesser extent, as royalties on the related maintenance revenues were reported to the Company by VIASOFT.

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

     The License Agreement had provided that, upon termination, the Company would be obligated to deliver to VIASOFT that number of copies of the licensed products equal to the balance of the advance royalty divided by the applicable licensed product royalty amounts. At such time as these copies were delivered to VIASOFT, the Company would recognize as income the balance of the advance royalty. On June 30, 1997, the Company received formal notice from VIASOFT that no further copies of the licensed products were to be delivered to VIASOFT, and that the Company was relieved of such obligation under the terms of the License Agreement. Accordingly, the $780,522 balance of the advance royalty was recognized as software license revenue during the first quarter of fiscal 1998.

6. COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective April 1, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard requires that an enterprise display the components of comprehensive income for each period presented.

     The components of the Company's comprehensive income were as follows:

                                                         THREE MONTHS ENDED
                                                               JUNE 30
                                                         -------------------
                                                          1998        1997
                                                          ----        ----
Net income.............................................  $ 2,950    $648,722
Unrealized gains on investments, net of taxes..........    8,610      66,300
                                                         -------    --------
Total comprehensive income.............................  $11,560    $715,022
                                                         =======    ========

7. INCOME TAXES

     No provision for income taxes was recorded for the three months ended June 30, 1997 due to the Company's significant net operating loss position. The Company's net deferred tax asset was offset by a valuation allowance of the same amount, since the Company could not determine at that time that it was more likely than not that it would be realized.

     The Company has since eliminated the valuation allowance and has recorded an income tax provision for the three months ended June 30, 1998. Future provisions for taxes will depend upon the mix of foreign and domestic income and the tax rates in effect for various tax jurisdictions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Part I, Item 2 of this report should be read in conjunction with Part II,
Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing. Certain information contained herein should be considered "forward-looking information," which is subject to a number of risks and uncertainties. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Other factors and assumptions are involved in the preparation of forward-looking information, and the failure of any such factors and assumptions to be realized may cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.

OVERVIEW

     Founded in 1988, the Company develops, markets and provides integrated and comprehensive enterprise solutions that enable large organizations and third party service providers to efficiently and effectively reengineer legacy system applications and databases. The Company's enterprise solutions combine a suite of software products with well-defined, repeatable methodologies designed to automate various functions and improve the quality, productivity and effectiveness of the reengineering process, including solutions to address the year 2000 problem and ongoing testing requirements. Solutions have been developed or are being developed to address the European Monetary Unit currency conversion problem and the integration of legacy systems with Internet and client/server-based applications. The Company introduced its core source code analysis technology and the first PC-based reengineering software product in 1992.

     The Company's software products, including those based on the Company's core source code analysis technology, automate many of the procedures required for reengineering mainframe-based legacy software systems, including year 2000 conversion. The Company's products analyze and modify source code, which is downloaded from the mainframe to a PC-based environment, where it is stored in application dictionaries for performance of reengineering functions. SEEC has also developed software products that enable customers to extract business rules and functions from legacy applications for reuse in object-oriented client/server environ-ments. SEEC believes that its core technology and methodologies are adaptable for use in developing enterprise solutions for integration of mainframe-based legacy systems with Internet, Enterprise Resource Planning ("ERP"), and data warehousing applications. SEEC markets and sells its enterprise solutions and products primarily to Fortune 1000 companies and similarly-sized business and governmental organizations. SEEC also licenses its products to third party service providers.

     The Company derives its revenue from software license and maintenance fees and professional services fees. Product-related services, typically provided to customers in conjunction with the sale of software licenses, include consulting and training services. Product-related services also include reengineering services, which the Company provides under time and materials and fixed-price contracts. Other professional services consist of programming services provided on a contract basis.

RESULTS OF OPERATIONS

     The following section includes information related to changes in the Company's consolidated statements of income. References to the first quarter of fiscal 1999 and the first quarter of fiscal 1998 refer to the three months ended June 30, 1998 and June 30, 1997, respectively.

     REVENUES. Total revenues for the first quarter of fiscal 1999 were $2.5 million compared to $2.4 million for the first quarter of fiscal 1998, an increase of $100,000 or 4%. The increase resulted primarily from increased revenue from professional services--product related, substantially offset by a reduction in software license and maintenance fees, and to a lesser extent, a planned decrease in professional services--other.

     Software license and maintenance fees were $1.6 million for the first quarter of fiscal 1999 compared to $2.1 million for the first quarter of fiscal 1998, a decrease of $500,000 or 24%. The decrease in software license and maintenance fees is primarily attributable to the nonrecurring advance royalty revenue of approximately $781,000 from VIASOFT, which was recognized in the first quarter of fiscal 1998. See Note 5 to the financial statements.

     Professional services--product related revenues were $868,000 for the first quarter of fiscal 1999 compared to $224,000 for the first quarter of fiscal 1998, an increase of $644,000 or 288%. This increase is primarily due to revenues from additional reengineering contracts, and increased year 2000 consulting and training services performed in the first quarter of fiscal 1999.

     Revenues from professional services--other were $26,000 for the first quarter of fiscal 1999 compared to $78,000 for the first quarter of fiscal 1998, a decrease of $52,000 or 67%. The Company has redirected its programming resources to meet increased demand for its year 2000 products and other services. As a result, revenues from professional services--other have been steadily decreasing since the second quarter of fiscal 1997 and are not expected to comprise a significant portion of overall revenues in the future.

     COST OF REVENUES. Cost of revenues includes cost of software license and maintenance fees, cost of professional services--product related, and cost of professional services--other. The Company's total cost of revenues was $852,000 for the first quarter of fiscal 1999 compared to $560,000 for the first quarter of fiscal 1998, an increase of $292,000 or 52%. This increase is primarily attributable to the additional costs of personnel required to provide year 2000 and customer support services. The additional personnel costs are directly related to increased revenues.

     The cost of software license and maintenance fees includes royalties expense, the costs of providing customer support and the costs of media, manuals, duplication and shipping related to the sales of the Company's software products. Customer support is primarily telephone support for customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $226,000 for the first quarter of fiscal 1999 compared to $281,000 for the first quarter of fiscal 1998, a decrease of $55,000 or 20%. This decrease is primarily attributable to royalty expenses payable to ICICI, which were included in the expenses for the first quarter of fiscal 1998. The Company's royalty obligation was fulfilled in January 1998. The Company incurred increased costs for customer support related to additional maintenance contracts entered into during fiscal 1998.

     Professional services--product related costs were $596,000 for the first quarter of fiscal 1999 compared to $203,000 for the first quarter of fiscal 1998, an increase of $393,000 or 194%. This increase is primarily attributable to services related to the acceptance of the Company's Smart Change Factory solution and increased year 2000 assessment and remediation services performed in the first quarter of fiscal 1999. The Company has expanded its professional services infrastructure to meet the demand for its year 2000 products and solutions.

     Professional services--other costs were $30,000 for the first quarter of fiscal 1999 compared to $77,000 for the first quarter of fiscal 1998, a decrease of $47,000 or 61%. The decrease corresponds to the continued decline in contract programming services provided.

     GROSS MARGINS. The Company's total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 66% in the first quarter of fiscal 1999 compared to 76% in the first quarter of fiscal 1998. The decrease in total gross margin was primarily attributable to the decrease in software license and maintenance fees as a percentage of total revenue. Software license and maintenance fees represented 64% of total revenues for the first quarter of fiscal 1999 compared to 87% in the first quarter of fiscal 1998. Software license and maintenance fees have higher gross margins than professional services fees.

     Gross margin percentages were 86% for software license and maintenance fees for both periods, and 31% and 10% for professional services--product related, and (15%) and 2% for professional services--other for the first quarter of fiscal 1999 and 1998, respectively.

     The gross margin percentages for software license and maintenance fees fluctuate depending on the mix of software products and the varying royalty expenses associated with those products. The gross margin percentages for software license and maintenance fees and professional services--product related were favorably impacted by the discontinuation of the royalties payable to ICICI. The gross margin percentages for professional services--product related vary depending on the type of services provided and the timing and amount of costs incurred to build up the professional services infrastructure. Services that are relatively highly automated, such as year 2000 inventory and impact assessments, typically require fewer professional hours to perform than services involving planning, source code remediation or testing. Furthermore, the Company's pricing for product-related services varies based on the complexity and scope of the engagement and competitive considerations. The professional services--product related gross margin percentage in the first quarter of fiscal 1999 reflects the benefits of having a professional staff in place and in a revenue-producing mode. In the first quarter of fiscal 1998, additional costs were incurred for recruiting, hiring, training and purchasing equipment for new professionals. The Company has been building its professional services infrastructure to meet the continuing demand for year 2000 services. This divergence of costs and revenues in a particular period is likely to recur, therefore continuing to have a varying impact on gross margin percentages.

     The gross margin percentages for professional services--other fluctuate based on the prices of the individual service contracts, the payroll and other costs of professional staff providing the services, and the proportionate contribution of each contract to the total revenue for this category during the period. The negative gross margin for the first quarter of fiscal 1999 is due to the impact of fixed employee benefits costs and reduced revenue.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related benefits of the Company's sales, sales support, and marketing personnel, plus the costs of travel, advertising, and other promotional activities. Sales and marketing expenses were $1.2 million for the first quarter of fiscal 1999 compared to $776,000 for the first quarter of fiscal 1998, an increase of $424,000 or 55%. This increase is primarily due to the Company's continued efforts to increase the direct sales and marketing of its products and solutions to customers to address year 2000 and other revenue opportunities. The Company continues to recruit and hire personnel and is adding domestic and international sales offices, while also increasing market awareness of the Company's products and solutions through expanded advertising, participation in trade shows and conferences, and other promotional activities.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, office facilities, communications, and other administrative functions. General and administrative expenses were $553,000 for the first quarter of fiscal 1999 compared to $364,000 for the first quarter of fiscal 1998, an increase of $189,000 or 52%. This increase is primarily due to additional payroll and related costs, rent, insurance and professional service costs, reflective of the Company's continued expansion of operations and addition of staff.

     RESEARCH AND DEVELOPMENT. Total expenditures for research and development was $288,000 for the first quarter of fiscal 1999 compared to $203,000 for the first quarter of fiscal 1998, an increase of $85,000 or 42%. This increase is due to additional research and development personnel costs and related facilities, computing, and benefits costs. In the first quarter of fiscal 1998, research and development expenses included fees paid on a work-for-hire basis to ERA for certain projects performed offshore. ERA's Company related research and development function is now owned by SEEC Asia (see Note 4 to financial statements). Expenditures for research and development vary depending upon the number of projects underway at any time, the size of the projects and their stage of development.

     INTEREST EXPENSE. Interest expense was $9,000 for the first quarter of fiscal 1998, consisting of interest on the Company's loan payable to ICICI. The loan was paid in full on June 30, 1997.

     INTEREST INCOME. Interest income was $422,000 for the first quarter of fiscal 1999 compared to $184,000 for the first quarter of fiscal 1998, an increase of $238,000 or 129%. This increase is due to interest earned on the net proceeds from the Company's secondary public offering in February 1998. The net proceeds were invested in money market funds and high-grade bonds and bond funds with average maturities of less than two years.

     INCOME TAXES. No provision for income taxes was recorded for the first quarter of fiscal 1998 due to the Company's significant net operating loss carryforwards. The Company had calculated a net deferred tax asset, which was offset by a valuation allowance. The valuation allowance was reduced and subsequently eliminated in the third and fourth quarters of fiscal 1998 based on actual and projected profitable operations. As of March 31, 1998, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $2,034,000 and $1,358,000, respectively. The carryforwards expire at various times from March 31, 2000 to March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through sales of equity securities and positive cash flow from operations. As of June 30, 1998, the Company had $31.7 million in cash and short-term investments and $32.1 million in working capital. Net cash generated by operating activities was $960,000 for the quarter ended June 30, 1998 compared to $415,000 used by operating activities for the quarter ended June 30, 1997. The Company used $103,000 and $62,000 to purchase equipment and leasehold improvements and $1.6 million and $1.1 million to purchase short-term investments in the quarters ended June 30, 1998 and 1997, respectively. The purchases of equipment and leasehold improvements are related to the Company's continued growth and expansion. In connection with the acquisition discussed in Note 4 to the financial statements above, approximately $1.0 million was remitted to ERA on August 10, 1998. Excess cash has been, and the Company contemplates that it will continue to be, invested in interest-bearing investment grade securities.

     In February 1998, the Company sold 1,030,000 shares of Common Stock in a secondary public offering, the net proceeds of which were $19.1 million to the Company. The Company expects that the proceeds of this offering and existing working capital, together with cash from operations, will be sufficient to meet its capital and liquidity needs for the foreseeable future. The Company's cash balances may be used to expand domestic and international sales and marketing efforts, establish additional facilities, increase research and development for enterprise solutions, repurchase shares of the Company's common stock, and for other corporate purposes. The Company may also utilize cash to develop or acquire other businesses, products or technologies complementary to its current business. The amounts actually expended for each such purpose are subject to management's discretion, depending upon various factors, including economic or industry conditions, changes in the competitive environment and strategic opportunities that may arise. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings.

SEASONALITY

     The Company's operations are not affected by seasonal fluctuations.

FOREIGN CURRENCY

     The overall effects of foreign currency exchange rates on the Company's business during the periods discussed have not been material. Movements in foreign currency exchange rates create a degree of risk to the Company's operations if those movements affect the dollar value of costs incurred in foreign currencies. Substantially all of the Company's billings to date have been denominated in U.S. dollars. Changing currency exchange rates may affect the Company's competitive position if exchange rate changes impact profitability and business and/or pricing strategies of foreign competitors.

     The functional currency of the Company's wholly-owned subsidiaries is the U.S. dollar. Monetary assets and liabilities of these subsidiaries are remeasured at the current exchange rate at the balance sheet date, and non-monetary items are translated at historical rates. Revenues and expenses are translated using the average exchange rate during the period.

YEAR 2000 CONSIDERATIONS

     The Company has established a formal program to address any potential year 2000 compliance issues relating to its internal operating systems, products, distributors, resellers and vendors. The Company is currently reviewing all of its major internal operating systems and is continuing to monitor any new additions to its internal operating systems for year 2000 compliance. Substantially all of the Company's internally-developed products have been designed and tested to satisfy the Company's year 2000 specifications. The Company is currently reviewing the status of its distributors, resellers and vendors with regards to year 2000 compliance. The cost of the Company's year 2000 compliance program is not expected to have a material effect on the Company's results of operations or liquidity. However, there can be no assurance that the Company will not experience material adverse consequences in the event that the Company's year 2000 compliance program is not successful, or its distributors, resellers or vendors are unable to resolve their year 2000 compliance issues in a timely manner.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     (27) Financial Data Schedule

(b) Reports on Form 8-K

DATE OF THE REPORT                     SUBJECT OF THE REPORT
------------------                     ---------------------
July 20, 1998         Press release disclosing the Company's plans to begin a
                      stock repurchase program utilizing up to $3 million to
                      buy shares of the Company's common stock from time to
                      time on the open market, subject to market conditions
                      and other relevant factors.

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

                                                        SEEC, Inc.
                                          --------------------------------------
                                                       (Registrant)

Date: August 14, 1998
                                          By:        /s/ RAVINDRA KOKA
                                            ------------------------------------
                                                       Ravindra Koka
                                             President, Chief Executive Officer
                                                         and Director

                                          By:     /s/ RICHARD J. GOLDBACH
                                            ------------------------------------
                                                    Richard J. Goldbach
                                               Treasurer and Chief Financial
                                                           Officer