Form 10-Q
period 1998-09-30
SEEC INC
filed 1998-11-12
CIK 925524

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                              Yes  X        No ___

     As of October 31, 1998, there were 5,892,166 outstanding shares of Common Stock, par value $.01 per share, of SEEC, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SEEC, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements
     Consolidated Statements of Income for the three months
      and six months ended
       September 30, 1998 and 1997..........................      2
     Condensed Consolidated Balance Sheets as of September
      30, 1998 and
       March 31, 1998.......................................      3
     Condensed Consolidated Statements of Cash Flows for the
      six months ended
       September 30, 1998 and 1997..........................      4
     Notes to Unaudited Consolidated Financial Statements...    5-7
Item 2. Management's Discussion and Analysis of Financial
  Condition and
  Results of Operations.....................................   7-13
PART II--OTHER INFORMATION..................................     14
Item 1. Legal Proceedings...................................     14
Item 2. Changes in Securities...............................     14
Item 3. Defaults Upon Senior Securities.....................     14
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     14
Item 5. Other Information...................................     14
Item 6. Exhibits and Reports on Form 8-K....................     14
SIGNATURES..................................................     15

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   SEEC, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    SEPTEMBER 30              SEPTEMBER 30
                                               -----------------------   -----------------------
                                                  1998         1997         1998         1997
                                               ----------   ----------   ----------   ----------
REVENUES:
  Software license and maintenance fees......  $2,553,280   $1,937,310   $4,160,165   $4,012,137
  Professional services--product related.....     985,826      435,247    1,853,925      659,339
  Professional services--other...............      34,809       40,348       60,870      118,088
                                               ----------   ----------   ----------   ----------
     Total revenues..........................   3,573,915    2,412,905    6,074,960    4,789,564
                                               ----------   ----------   ----------   ----------
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance fees...     247,949      333,398      473,951      614,219
     Professional services--product
       related...............................     546,782      381,541    1,142,821      584,080
     Professional services--other............      30,410       39,217       60,327      115,760
                                               ----------   ----------   ----------   ----------
       Total cost of revenues................     825,141      754,156    1,677,099    1,314,059
  General and administrative.................     799,001      419,541    1,351,713      783,516
  Sales and marketing........................   1,451,312      943,212    2,676,290    1,719,315
  Research and development...................     351,406      239,638      639,889      443,044
                                               ----------   ----------   ----------   ----------
     Total operating expenses................   3,426,860    2,356,547    6,344,991    4,259,934
                                               ----------   ----------   ----------   ----------
INCOME (LOSS) FROM OPERATIONS................     147,055       56,358     (270,031)     529,630
NET INTEREST INCOME..........................     426,568      170,689      848,104      346,139
                                               ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES...................     573,623      227,047      578,073      875,769
PROVISION FOR INCOME TAXES...................     218,500           --      220,000           --
                                               ----------   ----------   ----------   ----------
NET INCOME...................................  $  355,123   $  227,047   $  358,073   $  875,769
                                               ==========   ==========   ==========   ==========
Net income per common share:
     Basic...................................  $     0.06   $     0.05   $     0.06   $     0.18
                                               ==========   ==========   ==========   ==========
     Diluted.................................  $     0.06   $     0.04   $     0.06   $     0.17
                                               ==========   ==========   ==========   ==========
Weighted average number of common and common
  equivalent shares outstanding:
     Basic...................................   6,030,128    5,003,096    6,053,210    5,002,391
                                               ==========   ==========   ==========   ==========
     Diluted.................................   6,119,211    5,346,200    6,219,235    5,305,370
                                               ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,     MARCH 31,
                                                                  1998            1998
                                                              -------------    -----------
                                                               (UNAUDITED)     (AUDITED*)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $21,176,003     $23,795,965
  Short-term investments....................................     8,300,583       7,032,550
  Accounts receivable:
     Trade, net.............................................     4,943,525       5,774,495
     Affiliate..............................................            --         189,097
  Prepaid expenses and other current assets.................       421,301         545,980
                                                               -----------     -----------
     Total current assets...................................    34,841,412      37,338,087

PROPERTY AND EQUIPMENT, NET.................................     1,305,775       1,291,659
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................       563,499         625,000
                                                               -----------     -----------
                                                               $36,710,686     $39,254,746
                                                               ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable:
     Trade..................................................   $   614,227     $ 1,142,253
     Affiliate..............................................            --         230,085
  Obligation in connection with acquisition.................            --       1,042,000
  Accrued compensation......................................       496,069         799,072
  Deferred maintenance revenue..............................     1,077,106         867,339
  Deferred income taxes.....................................       605,630         372,330
  Other current liabilities.................................       388,453         778,131
                                                               -----------     -----------
     Total current liabilities..............................     3,181,485       5,231,210
                                                               -----------     -----------
SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares
     authorized;
     none outstanding
  Common stock--$.01 par value; 20,000,000 shares
     authorized;
     6,080,166 and 6,076,546 shares issued at September 30,
      1998 and March 31, 1998, respectively.................        60,802          60,765
  Additional paid-in capital................................    33,567,964      33,566,408
  Retained earnings.........................................       740,119         382,047
  Less treasury stock, at cost--188,000 shares..............      (911,135)             --
  Unrealized gain on investments, net of taxes..............        71,451          14,316
                                                               -----------     -----------
     Total shareholders' equity.............................    33,529,201      34,023,536
                                                               -----------     -----------
                                                               $36,710,686     $39,254,746
                                                               ===========     ===========

------------------
* Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                     SEPTEMBER 30
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES..........  $   666,073    $(1,124,373)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements.........     (140,313)      (178,646)
  Expenditures for patents and trademarks...................       (2,582)            --
  Purchases of short-term investments.......................   (1,697,598)    (1,156,251)
  Sales of short-term investments...........................      500,000             --
  Acquisition of affiliate..................................   (1,036,000)            --
                                                              -----------    -----------
     Net cash used by investing activities..................   (2,376,493)    (1,334,897)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt...............................           --       (240,000)
  Purchases of treasury stock...............................     (911,135)            --
  Proceeds from exercise of stock options...................        1,593         16,408
                                                              -----------    -----------
     Net cash used by financing activities..................     (909,542)      (223,592)
                                                              -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (2,619,962)    (2,682,862)
Cash and cash equivalents, beginning of period..............   23,795,965      3,811,401
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $21,176,003    $ 1,128,539
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of SEEC, Inc. and its wholly-owned subsidiaries--SEEC Europe Limited ("SEEC Europe"), organized in April 1997; SEEC Technologies Asia Private Limited ("SEEC Asia"), organized in March 1998; and SEEC Germany GmbH ("SEEC Germany"), organized in August 1998. Also included are the accounts of the unincorporated branch operations located in Seoul, South Korea. (Collectively the "Company")

     Management believes that all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of results have been included in the consolidated financial statements for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. Accordingly, these interim period consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

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

3. STOCK REPURCHASE PROGRAM

     In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3 million to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. Through September 30, 1998, the Company had repurchased 188,000 shares, and these shares have been recorded as treasury shares. The Company may use repurchased shares to cover stock option exercises, employee stock purchase plan transactions and for other corporate purposes.

4. EMPLOYEE STOCK PURCHASE PLAN

     In August 1998, the Company's shareholders approved the adoption of the SEEC, Inc. 1998 Employee Stock Purchase Plan (the "Plan"). The Plan allows eligible employees of the Company to purchase shares of the Company's Common Stock by facilitating those purchases through periodic sales of Company shares, financed by payroll deductions or by other cash payments. Purchases are made twice per year at a price equal to the lesser of 85% of the market value of the Company's Common Stock on either the first day of an offering period or on a designated purchase date. The maximum number of shares that may be purchased by a participating employee in a calendar year is equal to the quantity determined by dividing $25,000 by the market value of a share of Common Stock as of the first day of an offering period. The aggregate number of shares that may be issued and sold under the Plan is 300,000 shares of Common Stock, subject to proportionate adjustment in the event of stock splits and similar events.

5. EARNINGS PER SHARE

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

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       SEPTEMBER 30            SEPTEMBER 30
                                                   ---------------------   ---------------------
                                                     1998        1997        1998        1997
                                                   ---------   ---------   ---------   ---------
Basic shares.....................................  6,030,128   5,003,096   6,053,210   5,002,391
Effect of dilutive securities--options and
  warrants.......................................     89,083     343,104     166,025     302,979
                                                   ---------   ---------   ---------   ---------
Diluted shares...................................  6,119,211   5,346,200   6,219,235   5,305,370
                                                   =========   =========   =========   =========

     For the three months ended September 30, 1998 and 1997, options and warrants to purchase 333,175 shares and 7,500 shares, respectively, were excluded from the computation of diluted EPS. For the six months ended September 30, 1998 and 1997, options and warrants to purchase 80,000 shares and 12,500 shares, respectively, were excluded from the computation of diluted EPS. Excluded options and warrants have exercise prices greater than the average market price of the common shares for the periods presented.

6. ACQUISITION

     On February 27, 1998, the Company entered into an agreement with ERA Software Systems Private Limited ("ERA"), whereby ERA transferred its distribution rights for Company products, plus certain fixed assets and approximately 30 former ERA employees engaged in Company-related research and development, sales and administration. With the acquisition, the Company assumed control of ERA's research and development and distribution functions. SEEC Asia was formed to effect the acquisition and to subsequently control and manage the acquired rights, assets and product development projects previously owned or managed by ERA, as well as to expand the Company's sales and marketing efforts in the Asian and Pacific Rim regions.

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

7. ADVANCE ROYALTY

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

     The License Agreement had provided that, upon termination, the Company would be obligated to deliver to VIASOFT that number of copies of the licensed products equal to the balance of the advance royalty divided by the applicable licensed product royalty amounts. At such time as these copies were delivered to VIASOFT, the Company would recognize as income the balance of the advance royalty. On June 30, 1997, the Company received formal notice from VIASOFT that no further copies of the licensed products were to be delivered to VIASOFT, and that the Company was relieved of such obligation under the terms of the License Agreement. Accordingly, the $780,522 balance of the advance royalty was recognized as software license revenue during the first quarter of fiscal 1998, and thus is included in revenue in the six-month period ended September 30, 1997.

8. COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") effective April 1, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard requires that an enterprise display the components of comprehensive income for each period presented.

     The components of the Company's comprehensive income for each period presented were as follows:

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        SEPTEMBER 30          SEPTEMBER 30
                                                     -------------------   -------------------
                                                       1998       1997       1998       1997
                                                     --------   --------   --------   --------
Net income.........................................  $355,123.. $227,047   $358,073   $875,769
Unrealized gain on investments, net of taxes.......    48,525     29,298     57,135     95,598
                                                     --------   --------   --------   --------
     Total comprehensive income....................  $403,648   $256,345   $415,208   $971,367
                                                     ========   ========   ========   ========

     The adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity.

9. INCOME TAXES

     No provision for income taxes was recorded for the three months and the six months ended September 30, 1997 due to the Company's significant net operating loss carryforward position. The Company's net deferred tax asset was offset by a valuation allowance of the same amount, since at that time the Company could not determine that it was more likely than not that it would be realized.

     The Company has since eliminated the valuation allowance and has recorded an income tax provision for the three months and six months ended September 30, 1998. Future provisions for taxes will depend upon the mix of foreign and domestic income and the tax rates in effect for various tax jurisdictions.

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

     The Company derives its revenue from software license and maintenance fees and to a lesser extent, professional services fees. Product-related services, typically provided to customers in conjunction with the sale of software licenses, include consulting and training services. Product-related services also include reengineering services, which the Company provides under time and materials and fixed-price contracts. Other professional services consist of programming services provided on a contract basis.

COMPARISON OF QUARTERS AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     The following section includes information related to changes in the Company's consolidated statements of income. References to the second quarter of fiscal 1999 and the second quarter of fiscal 1998 refer to the three months ended September 30, 1998 and September 30, 1997, respectively.

     REVENUES. Total revenues for the second quarter of fiscal 1999 were $3,574,000 compared to $2,413,000 for the second quarter of fiscal 1998, an increase of $1,161,000 or 48%. For the six months ended September 30, 1998, total revenues were $6,075,000 compared to $4,790,000 for the six months ended September 30, 1997, an increase of $1,285,000 or 27%. These increases resulted primarily from the Company's expansion of its domestic and international sales and marketing infrastructure, including expansion in international markets such as Latin America, Europe and Korea. Both software license and maintenance fee revenues and professional services--product related revenues increased between the fiscal 1999 and 1998 periods presented. Those increases in revenue were slightly offset by continuing, planned decreases in professional services--other revenues.

     Software license and maintenance fees were $2,553,000 for the second quarter of fiscal 1999 compared to $1,937,000 for the second quarter of fiscal 1998, an increase of $616,000 or 32%. For the six months ended September 30, 1998, software license and maintenance fees were $4,160,000 compared to $4,012,000 for the six months ended September 30, 1997, an increase $148,000 or 4%. The increases in software license and maintenance fees were primarily attributable to the Company's expanded sales and marketing infrastructure and efforts to market its products and solutions directly to domestic and international end users. The 4% increase in revenues between the six-month periods is substantially less than the 32% increase between the quarterly periods. This difference is due primarily to the recognition of advance royalty revenue of approximately $781,000 from VIASOFT in the first quarter of fiscal 1998, which is included in revenues for the six months ended September 30, 1997. See Note 7 to the financial statements.

     Professional services--product related revenues were $986,000 for the second quarter of fiscal 1999 compared to $435,000 for the second quarter of fiscal 1998, an increase of $551,000 or 127%. For the six months ended September 30, 1998, professional services--product related revenues were $1,854,000 compared to $659,000 for the six months ended September 30, 1997, a increase of $1,195,000 or 181%. These services revenues comprised 28% and 31% of total revenues for the second quarter and first six months of fiscal 1999, respectively, compared to 18% and 14% of total revenues for the second quarter and first six months of fiscal 1998, respectively. The increases are attributable to (1) customers' increased demand for on-site assistance with their year 2000 renovation projects, (2) additional training and consulting services, typically provided in conjunction with software license sales, and (3) additional in-house assessment and renovation services performed in the Company's factory. In fiscal 1999, more so than in fiscal 1998, the Company has been providing extended term, on-site services to customers on a time and materials basis. Either Company employees or subcontracted professionals may provide the on-site services, depending on the nature of the engagements and customers' requirements. The Company expects that training, consulting and on-site services will be the primary components of product-related professional services revenues for the foreseeable future. The Company's in-house factory services revenues comprised a larger percentage of total revenues in the second quarter and first six months of fiscal 1999 than in prior periods. These proportions of in-house factory services revenues to total revenues are not necessarily representative of the results that can be expected in future periods from in-house factory services.

     Revenues from professional services--other were $35,000 for the second quarter of fiscal 1999 compared to $40,000 for the second quarter of fiscal 1998, a decrease of $5,000 or 13%. For the six months ended September 30, 1998, revenues from professional services--other were $61,000 compared to $118,000 for the six months ended September 30, 1997, a decrease of $57,000 or 48%. The Company has redirected its programming resources to meet increased demand for its product-related professional services. As a result, revenues from professional services--other have been steadily decreasing since the second quarter of fiscal 1997 and are not expected to comprise a significant portion of total revenues in the future.

     COST OF REVENUES. Cost of revenues includes cost of software license and maintenance fees, cost of professional services--product related, and cost of professional services--other. The Company's total cost of revenues was $825,000 for the second quarter of fiscal 1999 compared to $754,000 for the second quarter of fiscal 1998, an increase of $71,000 or 9%. For the six months ended September 30, 1998, total cost of revenues was $1,677,000 compared to $1,314,000 for the six months ended September 30, 1997, an increase of $363,000 or 28%. These increases were primarily attributable to the additional costs of Company or subcontracted personnel required to provide consulting, training, on-site or in-house factory services, and customer support services. The additional personnel costs are directly related to increased revenues.

     The cost of software license and maintenance fees includes royalty expenses, the costs of providing customer support and the costs of media, manuals, duplication and shipping related to the sales of the Company's software products. Customer support is primarily telephone support for customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $248,000 for the second quarter of fiscal 1999 compared to $333,000 for the second quarter of fiscal 1998, a decrease of $85,000 or 26%. For the six months ended September 30, 1998, cost of software license and maintenance fees was $474,000 compared to $614,000 for the six months ended September 30, 1997, a decrease of $140,000 or 23%. These decreases were primarily attributable to royalties payable to ICICI included in the expenses for the second quarter and first six months of fiscal 1998. The Company's royalty obligation was fulfilled in January 1998, during the fourth quarter of fiscal 1998. Offsetting the decrease in costs from the elimination of ICICI royalties, to a limited extent, is the increase in costs for customer support related to additional maintenance contracts entered into during fiscal 1998.

     Professional services--product related costs were $547,000 for the second quarter of fiscal 1999 compared to $382,000 for the second quarter of fiscal 1998, an increase of $165,000 or 43%. For the six months ended September 30, 1998, professional services--product related costs were $1,143,000 compared to $584,000 for the six months ended September 30, 1997, an increase of $559,000 or 96%. These increases in professional services--product related costs correspond with the increases in professional services--product related revenues. The increases were primarily attributable to training and consulting services related to the acceptance of the Company's Smart Change Factory(R) solution, and to increased demand for year 2000 services performed on-site and in-house during fiscal 1999. The Company has expanded its professional services infrastructure to meet the demand for its products and solutions.

     Professional services--other costs were $30,000 for the second quarter of fiscal 1999 compared to $39,000 for the second quarter of fiscal 1998, a decrease of $9,000 or 23%. For the six months ended September 30, 1998, professional services--other costs were $60,000 compared to $116,000, a decrease of $56,000 or 48%. These decreases correspond to the continued decline in contract programming services provided.

     GROSS MARGINS. The Company's total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 77% and 72% for the second quarter and six months ended September 30, 1998, respectively, compared to 69% and 73% for the second quarter and six months ended September 30, 1997, respectively. The increase in the total gross margin percentage between the respective second quarter periods is primarily attributable to the elimination of the ICICI royalty obligation and to higher-margin services revenues in the second quarter of fiscal 1999. These same factors influenced the total gross margin percentage for the six-month period ended September 30, 1998. However, the proportionate changes in the components of total revenues between the respective six-month periods offset the impact of the lower royalty expenses and higher-margin services. Software license and maintenance fees, which have higher gross margins than professional services fees, comprised 69% of total revenues for the first six months of fiscal 1999 compared to 84% for the six months of fiscal 1998.

     Gross margin percentages were 90% and 83% for software license and maintenance fees, 45% and 12% for professional services--product related, and 14% and 3% for professional services--other for the second quarter of fiscal 1999 and 1998, respectively. For the six months ended September 30, 1998 and 1997, gross margin percentages were 89% and 85% for software license and maintenance fees, 38% and 11% for professional services--product related, respectively, and 2% for professional services--other for both six-month periods.

     The gross margin percentages for software license and maintenance fees fluctuate depending on the mix of software products and the varying royalty expenses associated with those products. The gross margin percentages for software license and maintenance fees and professional services--product related were favorably impacted by the discontinuation of the royalties payable to ICICI. The gross margin percentages for professional services--product related vary depending on the type of services provided and the timing and amount of costs incurred to build up the professional services infrastructure. Services that are relatively highly automated, such as year 2000 inventory and impact assessments, typically require fewer professional hours to perform than services involving planning, source code remediation or testing. Furthermore, the Company's pricing for product-related services varies based on the complexity and scope of the engagement and competitive considerations. The professional services--product related gross margin percentages in the fiscal 1999 periods reflect the benefits of having a professional staff in place and in a revenue-producing mode. In the first six months of fiscal 1998, additional costs were incurred for recruiting, hiring, training and purchasing equipment for new professionals. The Company has been building its professional services infrastructure to meet the continuing demand for year 2000 services. This divergence of costs and revenues in a particular period is likely to recur, therefore continuing to have a varying impact on gross margin percentages.

     The professional services--product related gross margin percentages in the fiscal 1999 periods were favorably impacted by the increased in-house factory services revenues, discussed above. These high-margin services, which were performed at the Company's headquarters, comprised a larger percentage of total revenues than in the fiscal 1998 periods. Those percentages of total revenues are not necessarily representative of the results that can be expected in future periods from in-house factory services. The Company expects that professional services-product related gross margin percentages will average approximately 25% over the longer term.

     The gross margin percentages for professional services--other fluctuate based on the prices of the individual service contracts, the payroll and other costs of professional staff providing the services, and the proportionate contribution of each contract to the total revenue for this category during the respective periods.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related benefits of the Company's sales, sales support, and marketing personnel, plus the costs of travel, advertising, and other promotional activities. Sales and marketing expenses were $1,451,000 for the second quarter of fiscal 1999 compared to $943,000 for the second quarter of fiscal 1998, an increase of $508,000 or 54%. For the six months ended September 30, 1998, sales and marketing expenses were $2,676,000 compared to $1,719,000 for the six months ended September 30, 1997, an increase of $957,000 or 56%. These increases were primarily due to the Company's continued efforts to increase the direct sales and marketing of its products and solutions to customers. The Company established its United Kingdom subsidiary and sales office during the first six months of fiscal 1998, and has since added operations in India, Germany and Korea. The Company continues to recruit and hire personnel for its domestic and international sales offices, while also increasing market awareness of the Company's products and solutions through expanded advertising and other promotional activities.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $799,000 for the second quarter of fiscal 1999 compared to $420,000 for the second quarter of fiscal 1998, an increase of $379,000 or 90%. For the six months ended September 30, 1998, general and administrative expenses were $1,352,000 compared to $784,000 for September 30, 1997, an increase of $568,000 or 72%. These increases were primarily due to the continued investment in the Company's infrastructure and international expansion to the U.K., Germany, India and Korea. The additional payroll, payroll-related costs, rent, insurance and professional service costs reflect the Company's expansion of operations and addition of staff.

     RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $351,000 for the second quarter of fiscal 1999 compared to $240,000 for the second quarter of fiscal 1998, an increase of $111,000 or 46%. For the six months ended September 30, 1998, research and development expenditures were $640,000 compared to $443,000 for the six months ended September 30, 1997, an increase of $197,000 or 44%. These increases were due to additional research and development personnel costs and related facilities, computing, and benefits costs, including the additional costs attributable to the acquisition described in Note 6 to the financial statements. During the second quarter and first six months of fiscal 1998, research and development expenses included fees paid on a work-for-hire basis to ERA for certain projects performed offshore. ERA's SEEC-related research and development function is now owned by SEEC Asia. Expenditures for research and development will vary depending upon the number of projects underway at any time, the size of the projects and their stage of development.

     NET INTEREST INCOME. Net interest income includes interest expense and interest income. Net interest income was $427,000 for the second quarter of fiscal 1999 compared to $171,000 for the second quarter of fiscal 1999, an increase of $256,000 or 150%. For the six months ended September 30, 1998, net interest income was $848,000 compared to $346,000 for the six months ended September 30, 1997, an increase of $502,000 or 145%. The increase in net interest income in the fiscal 1999 periods was due to interest earned on the net proceeds from the Company's secondary public offering in February 1998. The net proceeds were invested in money market funds and high-grade bonds and bond funds with average maturities of less than two years.

     The Company incurred interest expense of $8,000 and $17,000 in the second quarter and first six months of fiscal 1998, respectively, consisting primarily of interest on the Company's loan payable to ICICI, and also interest on accrued but unpaid royalties to ICICI. The ICICI loan was paid in full on June 30, 1997, and all royalty related obligations to ICICI were fulfilled during fiscal 1998.

     INCOME TAXES. No provisions for income taxes were recorded for the second quarter or six months ended September 30, 1998 due to the Company's significant net operating loss carryforwards. The Company had calculated a net deferred tax asset, which was offset by a valuation allowance. The valuation allowance was reduced and subsequently eliminated in the third and fourth quarters of fiscal 1998 based on actual and projected profitable operations. As of March 31, 1998, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $2,034,000 and $1,358,000, respectively. The carryforwards expire at various times from March 31, 2000 to March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through sales of equity securities and positive cash flow from operations. As of September 30, 1998, the Company had $29.5 million in cash and short-term investments and $31.7 million in working capital. Net cash provided by operating activities was $666,000 for the six months ended September 30, 1998 compared to $1,124,000 used by operating activities for the six months ended September 30, 1997. The Company used $140,000 and $179,000 to purchase equipment and leasehold improvements, and $1,198,000 (net) and $1,156,000 to purchase short-term investments in the six months ended September 30, 1998 and 1997, respectively. The purchases of equipment and leasehold improvements are related to the Company's continued growth and expansion. The Company used $911,000 to repurchase 188,000 shares of its Common Stock during the six months ended September 30, 1998, as discussed in
Note 3 to the financial statements. As discussed in Note 6 to the financial statements, $1,036,000 was used in August 1998 to fund an acquisition. Excess cash has been invested, and the Company contemplates that it will continue to be invested, in interest-bearing investment grade securities.

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

FOREIGN CURRENCY

     The overall effects of foreign currency exchange rates on the Company's business during the periods discussed have not been material. Movements in foreign currency exchange rates create a degree of risk to the Company's operations if those movements affect the dollar value of costs incurred in foreign currencies. Substantially all of the Company's billings to date have been denominated in U.S. dollars. Changing currency exchange rates may affect the Company's competitive position if exchange rate changes impact profitability and business and/or pricing strategies of foreign competitors. Specific currencies that impact the Company are the British Pound Sterling, Indian Rupee, German Deutschmark and Korean Won.

     The functional currency of the Company's subsidiaries and branch operations is the U.S. dollar. Monetary assets and liabilities of these subsidiaries and branch are remeasured at the current exchange rate at the balance sheet date, and non-monetary items are translated at historical rates. Revenues and expenses are translated using the average exchange rate during the period.

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

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On August 6, 1998, the Company held its 1998 Annual Meeting of Shareholders.

(b) Directors elected at the August 6, 1998 Annual Meeting were Radha R. Basu and John D. Godfrey. Directors whose terms of office continued after the meeting were Raj Reddy, Ravindra Koka, Abraham Ostrovsky, Glen F. Chatfield and Stanley A. Young.

(c) The following matters were voted upon at the Annual Meeting, with the results indicated:

     1. Election of Class II Directors:

                                                           AUTHORITY     BROKER
                                              VOTED FOR    WITHHELD     NON-VOTES
                                              ---------    ---------    ---------
Radha B. Basu...............................  4,005,831     44,193          0
John D. Godfrey.............................  4,005,831     44,193          0

     2. Proposal to approve the SEEC, Inc. 1998 Employee Stock Purchase Plan:

Votes for:..................................................  3,953,178
Votes against:..............................................     86,700
Abstentions:................................................     10,046

ITEM 5. OTHER INFORMATION

On August 10, 1998, Stanley A. Young resigned from the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     (27) Financial Data Schedule

(b) Reports on Form 8-K

DATE OF THE REPORT                     SUBJECT OF THE REPORT
------------------                     ---------------------
July 20, 1998         Press release disclosing the Company's plans to begin a
                      stock repurchase program, utilizing up to $3 million to
                      buy shares of the Company's common stock from time to
                      time on the open market, subject to market conditions
                      and other relevant factors.

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

                                                        SEEC, Inc.

                                          --------------------------------------
                                                       (Registrant)

Date: November 12, 1998

                                          By:
                                            ------------------------------------
                                                       Ravindra Koka
                                             President, Chief Executive Officer
                                                         and Director

                                          By:
                                            ------------------------------------
                                                    Richard J. Goldbach
                                               Treasurer and Chief Financial
                                                           Officer