Form 10-Q
period 1998-12-31
SEEC INC
filed 1999-02-12
CIK 925524

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

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

     As of January 29, 1999, there were 5,883,659 outstanding shares of Common Stock, par value $.01 per share, of SEEC, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SEEC, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements
     Consolidated Statements of Income for the three months
      and nine months ended December 31, 1998 and 1997......      2
     Condensed Consolidated Balance Sheets as of December
      31, 1998 and March 31, 1998...........................      3
     Condensed Consolidated Statements of Cash Flows for the
      nine months ended December 31, 1998 and 1997..........      4
     Notes to Unaudited Consolidated Financial Statements...    5-7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   8-13
PART II--OTHER INFORMATION..................................     14
Item 1. Legal Proceedings...................................     14
Item 2. Changes in Securities...............................     14
Item 3. Defaults Upon Senior Securities.....................     14
Item 4. Submission of Matters to a Vote of Security
          Holders...........................................     14
Item 5. Other Information...................................     14
Item 6. Exhibits and Reports on Form 8-K....................     14
SIGNATURES..................................................     15

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   SEEC, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     DECEMBER 31               DECEMBER 31
                                               -----------------------   -----------------------
                                                  1998         1997         1998         1997
                                               ----------   ----------   ----------   ----------
REVENUES:
  Software license and maintenance fees......  $1,827,122   $2,824,166   $5,987,287   $6,836,303
  Professional services--product related.....     633,615      592,017    2,487,540    1,251,356
  Professional services--other...............       2,599       37,448       63,469      155,536
                                               ----------   ----------   ----------   ----------
       Total revenues........................   2,463,336    3,453,631    8,538,296    8,243,195
                                               ----------   ----------   ----------   ----------
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance fees...     155,992      411,459      629,943    1,025,678
     Professional services--product
       related...............................     497,961      477,503    1,640,782    1,061,583
     Professional services--other............       4,063       29,916       64,390      145,676
                                               ----------   ----------   ----------   ----------
       Total cost of revenues................     658,016      918,878    2,335,115    2,232,937
  General and administrative.................     578,841      417,370    1,930,554    1,200,886
  Sales and marketing........................   1,159,218    1,285,215    3,835,508    3,004,530
  Research and development...................     299,955      246,314      939,844      689,358
                                               ----------   ----------   ----------   ----------
       Total operating expenses..............   2,696,030    2,867,777    9,041,021    7,127,711
                                               ----------   ----------   ----------   ----------
INCOME (LOSS) FROM OPERATIONS................    (232,694)     585,854     (502,725)   1,115,484
NET INTEREST INCOME..........................     375,038      148,289    1,223,142      494,428
                                               ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES...................     142,344      734,143      720,417    1,609,912
PROVISION FOR INCOME TAXES...................      47,000       62,000      267,000       62,000
                                               ----------   ----------   ----------   ----------
NET INCOME...................................  $   95,344   $  672,143   $  453,417   $1,547,912
                                               ==========   ==========   ==========   ==========
Net income per common share:
     Basic...................................  $     0.02   $     0.13   $     0.08   $     0.31
                                               ==========   ==========   ==========   ==========
     Diluted.................................  $     0.02   $     0.13   $     0.07   $     0.29
                                               ==========   ==========   ==========   ==========
Weighted average number of common and common
  equivalent shares outstanding:
     Basic...................................   5,862,242    5,010,574    5,988,483    5,005,129
                                               ==========   ==========   ==========   ==========
     Diluted.................................   5,933,107    5,336,421    6,127,113    5,312,228
                                               ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,     MARCH 31,
                                                                  1998           1998
                                                              ------------    -----------
                                                              (UNAUDITED)     (AUDITED*)
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $22,808,873     $23,795,965
  Short-term investments....................................    7,721,396       7,032,550
  Accounts receivable:
     Trade, net.............................................    3,754,667       5,774,495
     Affiliate..............................................           --         189,097
  Prepaid expenses and other current assets.................      238,449         545,980
                                                              -----------     -----------
     Total current assets...................................   34,523,385      37,338,087

PROPERTY AND EQUIPMENT, NET.................................    1,311,732       1,291,659
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................      568,749         625,000
                                                              -----------     -----------
                                                              $36,403,866     $39,254,746
                                                              ===========     ===========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable:
     Trade..................................................  $   591,745     $ 1,142,253
     Affiliate..............................................           --         230,085
  Obligation in connection with acquisition.................           --       1,042,000
  Accrued compensation......................................      322,547         799,072
  Deferred maintenance revenue..............................      847,556         867,339
  Deferred income taxes.....................................      648,330         372,330
  Other current liabilities.................................      538,088         778,131
                                                              -----------     -----------
     Total current liabilities..............................    2,948,266       5,231,210
                                                              -----------     -----------
SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares
     authorized; none outstanding
  Common stock--$.01 par value; 20,000,000 shares
     authorized; 6,082,619 and 6,076,546 shares issued at
     December 31, 1998 and March 31, 1998, respectively.....       60,826          60,765
  Additional paid-in capital................................   33,576,139      33,566,408
  Retained earnings.........................................      835,464         382,047
  Less treasury stock, at cost--221,900 shares..............   (1,048,781)             --
  Unrealized gain on investments, net of taxes..............       31,952          14,316
                                                              -----------     -----------
     Total shareholders' equity.............................   33,455,600      34,023,536
                                                              -----------     -----------
                                                              $36,403,866     $39,254,746
                                                              ===========     ===========

------------------
* Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                     DECEMBER 31
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES..........  $ 1,995,034    $  (680,652)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (212,664)      (229,122)
  Expenditures for patents and trademarks...................      (39,582)            --
  Purchases of short-term investments.......................   (1,754,891)      (847,234)
  Sales of short-term investments...........................    1,100,000             --
  Payment of obligation in connection with acquisition of
     affiliate..............................................   (1,036,000)            --
                                                              -----------    -----------
     Net cash used by investing activities..................   (1,943,137)    (1,076,356)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt...............................           --       (240,000)
  Purchases of treasury stock...............................   (1,048,781)            --
  Proceeds from exercise of stock options...................        9,792         17,268
                                                              -----------    -----------
     Net cash used by financing activities..................   (1,038,989)      (222,732)
                                                              -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................     (987,092)    (1,979,740)
Cash and cash equivalents, beginning of period..............   23,795,965      3,811,401
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $22,808,873    $ 1,831,661
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of SEEC, Inc. and its wholly-owned subsidiaries--SEEC Holdings, Inc., SEEC Europe Limited ("SEEC Europe"), organized in April 1997; SEEC Technologies Asia Private Limited ("SEEC Asia"), organized in March 1998; and SEEC Germany GmbH ("SEEC Germany"), organized in August 1998. Also included are the accounts of the unincorporated branch operations located in Seoul, South Korea. (Collectively the "Company").

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

3. STOCK REPURCHASE PROGRAM

     In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3 million to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. Through December 31, 1998, the Company had repurchased 221,900 shares, which have been recorded as treasury shares. The Company may use repurchased shares to cover stock option exercises, employee stock purchase plan transactions, and for other corporate purposes.

4. EMPLOYEE STOCK PURCHASE PLAN

     In August 1998, the Company's shareholders approved the adoption of the SEEC, Inc. 1998 Employee Stock Purchase Plan (the "Plan"). The Plan allows eligible employees of the Company to purchase shares of the Company's Common Stock by facilitating those purchases through periodic sales of Company shares, financed by payroll deductions, or by other cash payments. Purchases are made twice per year at a price equal to the lesser of 85% of the market value of the Company's Common Stock on either the first day of an offering period or on a designated purchase date. The maximum number of shares that may be purchased by a participating employee in a calendar year is equal to the quantity determined by dividing $25,000 by the market value of a share of Common Stock as of the first day of an offering period. The aggregate number of shares that may be issued and sold under the Plan is 300,000 shares of Common Stock, subject to proportionate adjustment in the event of stock splits and similar events.

5. EARNINGS PER SHARE

     Earnings per share ("EPS") for all periods presented is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The provisions and disclosure requirements of SFAS No. 128 were required to be adopted for interim and annual periods ended after December 15, 1997, with restatement of EPS for prior periods.

     The following is a reconciliation of the denominators (the number of shares) of the basic and diluted EPS computations. The numerator (earnings or net income) is the same for the basic and the diluted EPS computations for the periods presented.

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        DECEMBER 31             DECEMBER 31
                                                   ---------------------   ---------------------
                                                     1998        1997        1998        1997
                                                   ---------   ---------   ---------   ---------
Basic shares.....................................  5,862,242   5,010,574   5,988,483   5,005,129
Effect of dilutive securities--options and
  warrants.......................................     70,865     325,847     138,630     307,099
                                                   ---------   ---------   ---------   ---------
Diluted shares...................................  5,933,107   5,336,421   6,127,113   5,312,228
                                                   =========   =========   =========   =========

     For the three-month periods ended December 31, 1998 and 1997, options and warrants to purchase 561,475 shares and 7,500 shares, respectively, were excluded from the computation of diluted EPS. For the nine-month periods ended December 31, 1998 and 1997, options and warrants to purchase 332,675 shares and 12,500 shares, respectively, were excluded from the computation of diluted EPS. Excluded options and warrants have exercise prices greater than the average market price of the common shares for the periods presented.

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

7. ADVANCE ROYALTY

     Effective December 1, 1993, the Company entered into a five-year license agreement (the "License Agreement") with Viasoft, Inc. ("Viasoft") which generally granted to Viasoft a worldwide license to use and market certain of the Company's products on a private-label basis. The License Agreement provided, among other things, for royalties of up to 30% of any license or maintenance fees related to licensed products and for minimum advance royalty payments totaling $900,000 during the 18-month exclusivity period, which expired on May 31, 1995. The advance royalty of $900,000 was being recognized as income as copies of the licensed products were delivered to Viasoft for resale, and, to a lesser extent, as royalties on the related maintenance revenues were reported to the Company by Viasoft.

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

     The License Agreement had provided that, upon termination, the Company would be obligated to deliver to Viasoft that number of copies of the licensed products equal to the balance of the advance royalty divided by the applicable licensed product royalty amounts. At such time as these copies were delivered to Viasoft, the Company would recognize as income the balance of the advance royalty. On June 30, 1997, the Company received formal notice from Viasoft that no further copies of the licensed products were to be delivered to Viasoft, and that the Company was relieved of such obligation under the terms of the License Agreement. Accordingly, the $780,522 balance of the advance royalty was recognized as software license revenue during the first quarter of fiscal 1998, and thus is included in revenue in the nine-month period ended December 31, 1997.

8. COMPREHENSIVE INCOME

     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires that an enterprise display the components of comprehensive income for each period presented.

     The components of the Company's comprehensive income were as follows:

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        DECEMBER 31            DECEMBER 31
                                                    -------------------   ---------------------
                                                      1998       1997       1998        1997
                                                    --------   --------   --------   ----------
Net income........................................  $ 95,344   $672,143   $453,417   $1,542,912
Unrealized gain (loss) on investments, net of
  taxes...........................................   (39,499)    (4,943)    17,636       90,655
                                                    --------   --------   --------   ----------
     Total comprehensive income...................  $ 55,845   $667,200   $471,053   $1,633,567
                                                    ========   ========   ========   ==========

     The adoption of SFAS No. 130 had no impact on the Company's results of operations or shareholders' equity.

9. INCOME TAXES

     The Company's effective tax rates for the three months and nine months ended December 31, 1998 were 33% and 37%, respectively. This compares to effective tax rates of 8% and 4% for the same periods in the prior year. Prior to the three-month period ended December 31, 1997, the Company had calculated a net deferred tax asset, which was fully offset by a valuation allowance. The valuation allowance was reduced in the three-month period ended December 31, 1997 and subsequently eliminated in the three-month period ended March 31, 1998. Accordingly, the Company has recorded income tax provisions since the three-month period ended December 31, 1997, starting with a reduced provision for that period, when a portion of the valuation allowance was eliminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Part I, Item 2 of this report should be read in conjunction with Part II,
Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather an update of disclosures made in the aforementioned filing. Certain information contained herein should be considered "forward-looking information," which is subject to a number of risks and uncertainties. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Other factors and assumptions are involved in the preparation of forward-looking information, and the failure of any such factors and assumptions to be realized may cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.

OVERVIEW

     Founded in 1988, the Company develops, markets and provides integrated and comprehensive enterprise solutions that enable large organizations and third-party service providers to efficiently and effectively reengineer legacy system applications and databases. The Company introduced its core source code analysis technology and the first PC-based reengineering software product in 1992. The Company's enterprise solutions combine a suite of software products with well-defined, repeatable methodologies designed to automate various functions and improve the quality, productivity and effectiveness of the reengineering process, including solutions to address the year 2000 problem and ongoing testing requirements. Solutions have been developed or are being developed to address the European Monetary Unit currency conversion problem and the integration of legacy systems with Internet and client/server-based applications.

     The Company's software products, including those based on the Company's core source code analysis technology, automate many of the procedures required for reengineering mainframe-based legacy software systems, including year 2000 conversion. The Company's products analyze and modify source code, which is downloaded from the mainframe to a PC-based environment, where it is stored in application dictionaries for performance of reengineering functions. The Company has also developed software products that enable customers to extract business rules and functions from legacy applications for reuse in object-oriented client/server environments. The Company believes that its core technology and methodologies are adaptable for use in developing enterprise solutions for integration of mainframe-based legacy systems with Internet, Enterprise Resource Planning (ERP), and data warehousing applications. The Company markets and sells its enterprise solutions and products primarily to Fortune 1000 companies and similarly-sized business and governmental organizations. The Company also licenses its products to third-party service providers.

     The Company derives its revenue from software license and maintenance fees and to a lesser extent, professional services fees. Product-related services, typically provided to customers in conjunction with the sale of software licenses, include consulting and training services. Product-related services also include reengineering services, which the Company provides under time-and-materials and fixed-price contracts. Other professional services consist of programming services provided on a contract basis.

COMPARISON OF QUARTERS AND NINE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     The following section includes information related to changes in the Company's consolidated statements of income. References to the third quarter of fiscal 1999 and the third quarter of fiscal 1998 refer to the three months ended December 31, 1998 and December 31, 1997, respectively.

     REVENUES. Total revenues for the third quarter of fiscal 1999 were $2,463,000 compared to $3,454,000 for the third quarter of fiscal 1998, a decrease of $991,000 or 29%. For the nine months ended December 31, 1998, total revenues were $8,538,000 compared to $8,243,000 for the nine months ended December 30, 1997, an increase of $295,000 or 4%. The decrease in revenues from the third quarter of fiscal 1998 to the third quarter of fiscal 1999 resulted from a decrease in the demand for year 2000 tools and solutions. The increase in revenue from the nine-month period ended December 31, 1997 to the nine-month period ended December 31, 1998 resulted primarily from the Company's expansion of its domestic and international sales and marketing infrastructure, including expansion in international markets such as Latin America, Europe and Korea. Software license and maintenance fees decreased in both the third quarter and nine-month periods, while professional fees--product related increased for both periods. The Company has de-emphasized professional services--other.

Accordingly, revenues from this source have decreased significantly from the fiscal 1998 periods to the fiscal 1999 periods.

     Software license and maintenance fees were $1,827,000 for the third quarter of fiscal 1999 compared to $2,824,000 for the third quarter of fiscal 1998, a decrease of $997,000 or 35%. For the nine months ended December 31, 1998, software license and maintenance fees were $5,987,000 compared to $6,836,000 for the nine months ended December 31, 1997, a decrease of $849,000 or 12%. The decrease in software license and maintenance fees between the third quarter periods is primarily the result of a decrease in demand for year 2000 tools and solutions. During the nine months ended December 31, 1997, the Company recognized approximately $781,000 of advance royalty revenue in conjunction with the termination of the Viasoft License Agreement described in Note 7 to the financial statements. This one-time revenue recognition of $781,000 in fiscal 1998 and the decrease in demand for year 2000 tools and solutions in the third quarter of fiscal 1999 are the primary reasons for the 12% decrease in software license and maintenance fees revenue from the nine months ended December 31, 1997 to the nine months ended December 31, 1998.

     Professional services--product related revenues were $634,000 for the third quarter of fiscal 1999 compared to $592,000 for the third quarter of fiscal 1998, an increase of $42,000 or 7%. For the nine months ended December 31, 1998, professional services--product related revenues were $2,488,000 compared to $1,251,000 for the nine months ended December 30, 1997, a increase of $1,237,000 or 99%. These services revenues comprised 26% and 29% of total revenues for the third quarter and first nine months of fiscal 1999, respectively, compared to 17% and 15% of total revenues for the third quarter and first nine months of fiscal 1998, respectively. The increases are attributable to (1) customers' increased demand for on-site assistance with their year 2000 renovation projects, (2) additional training and consulting services, typically provided in conjunction with software license sales, and (3) additional in-house assessment and renovation services performed at the Company's offices. In fiscal 1999, more so than in fiscal 1998, the Company has been providing extended term, on-site services to customers on a time-and-materials basis. Either Company employees or subcontracted professionals may deliver the on-site services, depending on the nature of the engagements and staffing requirements. The Company's in-house factory services revenues comprised a larger percentage of total revenues in the third quarter and first nine months of fiscal 1999 than in prior periods. These proportions of in-house factory services revenues to total revenues are not necessarily representative of the results that can be expected in future periods. The Company expects that training, consulting and on-site services will be the primary components of product-related professional services revenues for the foreseeable future.

     Revenues from professional services--other were $3,000 for the third quarter of fiscal 1999 compared to $37,000 for the third quarter of fiscal 1998, a decrease of $34,000 or 92%. For the nine months ended December 31, 1998, revenues from professional services--other were $63,000 compared to $156,000 for the nine months ended December 31, 1997, a decrease of $93,000 or 60%. The Company chose to direct its resources away from contract programming services, and thus these revenues have declined steadily since the second quarter of fiscal 1997. Contract programming services were discontinued in October 1998. Currently, management has no plans to continue to provide services of this type.

     COST OF REVENUES. Cost of revenues includes cost of software license and maintenance fees, cost of professional services--product related, and cost of professional services--other. The Company's total cost of revenues was $658,000 for the third quarter of fiscal 1999 compared to $919,000 for the third quarter of fiscal 1998, a decrease of $261,000 or 28%. For the nine months ended December 31, 1998, total cost of revenues was $2,335,000 compared to $2,233,000 for the nine months ended December 31, 1997, an increase of $102,000 or 5%. Cost of revenues consists primarily of personnel costs of employees or subcontracted personnel required to provide consulting, training, on-site or in-house factory services, and customer support services. The overall changes in cost of revenues for the quarterly and nine-month periods correspond to the changes in revenues for both periods.

     Cost of software license and maintenance fees includes royalty expenses, the costs of providing customer support and the costs of media, manuals, duplication and shipping related to the sales of the Company's software products. Customer support is primarily telephone support for customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $156,000 for the third quarter of fiscal 1999 compared to $411,000 for the third quarter of fiscal 1998, a decrease of $255,000 or 62%. For the nine months ended December 31, 1998, cost of software license and maintenance fees was $630,000 compared to $1,026,000 for the nine months ended December 31, 1997, a decrease of $396,000 or 39%. These decreases were primarily attributable to royalties payable to the Industrial Credit and Investment Corporation of India, Ltd. ("ICICI"), which were included in the expenses for the third quarter and first nine months of fiscal 1998. The Company's royalty obligation was fulfilled in January 1998, during the fourth quarter of fiscal 1998. The decrease in costs resulting from the elimination of ICICI royalties was offset, to a limited extent, by the increase in costs for customer support related to additional maintenance contracts entered into during fiscal 1998 and 1999.

     Professional services--product related costs were $498,000 for the third quarter of fiscal 1999 compared to $478,000 for the third quarter of fiscal 1998, an increase of $20,000 or 4%. For the nine months ended December 31, 1998, professional services--product related costs were $1,641,000 compared to $1,062,000 for the nine months ended December 31, 1997, an increase of $579,000 or 55%. These increases in professional services--product related costs correspond with the increases in revenues in this category. The increases were primarily attributable to increased consulting, training, and factory services performed during fiscal 1999. The Company has expanded its professional services infrastructure to meet the demand for its solutions and services.

     Professional services--other costs were $4,000 for the third quarter of fiscal 1999 compared to $30,000 for the third quarter of fiscal 1998, a decrease of $26,000 or 87%. For the nine months ended December 31, 1998, professional services--other costs were $64,000 compared to $146,000 for the nine months ended December 31, 1997, a decrease of $82,000 or 56%. These decreases correspond to the continued decline in contract programming services, which ceased in October 1998.

     GROSS MARGINS. The Company's total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 73% for the all periods presented. The gross margin for software license and maintenance fees was positively impacted by the elimination of the ICICI royalty expense in the fiscal 1999 periods. However, the effect was offset by a higher proportion of professional services revenues. Professional services have lower gross margins than software license and maintenance fees. Professional services revenues comprised 26% and 30% of total revenues for the three- and nine-month periods ended December 31, 1998, respectively, compared to 18% and 17% for the three- and nine-month periods ended December 31, 1997, respectively.

     Gross margin percentages were 91% and 85% for software license and maintenance fees, 21% and 19% for professional services--product related, and
(56)% and 20% for professional services--other for the third quarter of fiscal 1999 and 1998, respectively. For the nine months ended December 31, 1998 and 1997, gross margin percentages were 89% and 85% for software license and maintenance fees, 34% and 15% for professional services--product related, and
(1)% and 6% for professional services--other, respectively.

     The gross margin percentages for software license and maintenance fees fluctuate depending on the mix of software products and the varying royalty expenses associated with those products. The gross margin percentages for software license and maintenance fees and professional services--product related were favorably impacted by the discontinuation after January 1998 of the royalties payable to ICICI. The gross margin percentages for professional services--product related vary depending on the type of services provided and the timing and amount of costs incurred to build up the professional services infrastructure. Services that are relatively highly automated, such as year 2000 assessments and independent verification, typically require fewer professional hours to perform than services involving planning, source code remediation or testing. Furthermore, the Company's pricing for product-related services varies based on the complexity and scope of the engagement and competitive considerations. The professional services--product related gross margin percentages in the fiscal 1999 periods reflect the benefits of having a professional staff in place and in a revenue-producing mode. In the first nine months of fiscal 1998, additional costs were incurred for recruiting, hiring, training and purchasing equipment for new professionals. The Company has been building its professional services infrastructure to meet the continuing demand for year 2000 services. This divergence of costs and revenues in a particular period is likely to recur, therefore continuing to have a varying impact on gross margin percentages.

     The professional services--product related gross margin percentages in the fiscal 1999 periods were favorably impacted by the increased in-house factory services revenues, discussed above. These high-margin services, which were performed at the Company's headquarters, comprised a larger percentage of total revenues than in the fiscal 1998 periods. Those percentages of total revenues are not necessarily representative of the results that can be expected in future periods from in-house factory services. The Company expects that professional services--product related gross margin percentages will average approximately 25% over the longer term.

     The gross margin percentages for professional services--other fluctuate based on the prices of the individual service contracts, the payroll and other costs of professional staff providing the services, and the proportionate contribution of each contract to the total revenue for this category during the respective periods. As of December 31, 1998, the Company had discontinued these services.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related benefits of the Company's sales, sales support, and marketing personnel, plus the costs of travel, advertising, and other promotional activities. Sales and marketing expenses were $1,159,000 for the third quarter of fiscal 1999 compared to $1,285,000 for the third quarter of fiscal 1998, a decrease of $126,000 or 10%. For the nine months ended December 31, 1998, sales and marketing expenses were $3,836,000 compared to $3,005,000 for the nine months ended December 31, 1997, an increase of $831,000 or 28%. The decrease from the third quarter of 1998 to the third quarter of 1999 was primarily due to a decrease in variable compensation costs. The increase between nine-month periods was primarily due to the Company's continued efforts to increase the direct sales and marketing of its products and solutions to customers. The Company established its United Kingdom subsidiary and sales office during the first nine months of fiscal 1998, and has since added operations in India, Germany, and Korea. The Company continues to recruit and hire personnel for its domestic and international sales offices, while also increasing market awareness of the Company's products and solutions through expanded advertising and other promotional activities.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $579,000 for the third quarter of fiscal 1999 compared to $417,000 for the third quarter of fiscal 1998, an increase of $162,000 or 39%. For the nine months ended December 31, 1998, general and administrative expenses were $1,931,000 compared to $1,201,000 for the nine months ended December 31, 1997, an increase of $730,000 or 61%. These increases were primarily due to the continued investment in the Company's infrastructure and international expansion to the United Kingdom, Germany, India, and Korea. The additional payroll, payroll-related costs, rent, insurance and professional service costs reflect the Company's expansion of operations and addition of staff.

     RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $300,000 for the third quarter of fiscal 1999 compared to $246,000 for the third quarter of fiscal 1998, an increase of $54,000 or 22%. For the nine months ended December 31, 1998, research and development expenditures were $940,000 compared to $689,000 for the nine months ended December 31, 1997, an increase of $251,000 or 36%. These increases were due to additional research and development personnel costs and related facilities, computer equipment, and benefits costs, including the additional costs attributable to the acquisition described in Note 6 to the financial statements. During the third quarter and first nine months of fiscal 1998, research and development expenses included fees paid on a work-for-hire basis to ERA for certain projects performed offshore. The research and development services formerly provided to the Company by ERA are now performed by SEEC Asia. Expenditures for research and development will vary depending upon the number of projects underway at any time, the size of the projects and their stage of development.

     NET INTEREST INCOME. Net interest income includes interest expense and interest income. Net interest income was $375,000 for the third quarter of fiscal 1999 compared to $148,000 for the third quarter of fiscal 1998, an increase of $227,000 or 153%. For the nine months ended December 31, 1998, net interest income was $1,223,000 compared to $494,000 for the nine months ended December 31, 1997, an increase of $729,000 or 148%. The increase in net interest income in the fiscal 1999 periods was due to interest earned on the net proceeds from the Company's secondary public offering in February 1998. The net proceeds were invested in money market funds and high-grade bonds and bond funds with average maturities of less than two years.

     The Company incurred interest expense of $8,000 and $25,000 in the third quarter and first nine months of fiscal 1998, respectively, consisting primarily of interest on the Company's loan payable to ICICI, and also interest on accrued but unpaid royalties to ICICI. The ICICI loan was paid in full on June 30, 1997, and all royalty-related obligations to ICICI were fulfilled during fiscal 1998.

     INCOME TAXES. No provisions for income taxes were recorded prior to the third quarter of fiscal 1998 due to the Company's significant net operating loss carryforwards. The Company had calculated a net deferred tax asset, which was offset by a valuation allowance. The valuation allowance was reduced in the third quarter and subsequently eliminated in the fourth quarter of fiscal 1998 based on actual and projected profitable operations. As a result, the Company has recorded provisions for income taxes beginning with the third quarter of fiscal 1998. As of March 31, 1998, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $2,034,000 and $1,358,000, respectively. The carryforwards expire at various times from March 31, 2000 to March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through sales of equity securities and positive cash flow from operations. As of December 31, 1998, the Company had $30.5 million in cash and short-term investments and $31.6 million in working capital. Net cash provided by operating activities was $1,995,000 for the nine months ended December 31, 1998 compared to $681,000 used by operating activities for the nine months ended December 31, 1997. The Company used $213,000 and $229,000 to purchase property and equipment, and $655,000 (net of sales) and $847,000 to purchase short-term investments in the nine months ended December 31, 1998 and 1997, respectively. The purchases of property and equipment are related to the Company's continued growth and expansion. The Company used $1,049,000 to repurchase 221,900 shares of its Common Stock during the nine months ended December 31, 1998, as discussed in Note 3 to the financial statements. As discussed in Note 6 to the financial statements, $1,036,000 was used in August 1998 to fund an acquisition. Excess cash has been invested, and the Company expects that it will continue to be invested, in interest-bearing investment grade securities.

     In February 1998, the Company sold 1,030,000 shares of Common Stock in a secondary public offering, the net proceeds of which were $19.1 million to the Company. The Company expects that the proceeds of this offering and existing working capital, together with cash from operations, will be sufficient to meet its capital and liquidity needs for the foreseeable future. The Company's cash balances may be used to expand domestic and international sales and marketing efforts, establish additional facilities, increase research and development for adapting the Company's core technology and methodologies for use in developing enterprise solutions for integration of mainframe-based legacy systems with Internet, Enterprise Resource Planning (ERP), and data warehousing applications, repurchase shares of the Company's Common Stock, and for other corporate purposes. The Company may also utilize cash to develop or acquire other businesses, products or technologies complementary to its current business. The amounts actually expended for each such purpose are subject to management's discretion, depending upon various factors, including economic or industry conditions, changes in the competitive environment and strategic opportunities that may arise. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings.

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

Substantially all of the Company's billings to date have been denominated in U.S. dollars. Changing currency exchange rates may affect the Company's competitive position if exchange rate changes impact profitability and business and/or pricing strategies of foreign competitors. Specific currencies that impact the Company are the British Pound Sterling, Indian Rupee, German Deutschmark, and Korean Won.

     The functional currency of the Company's subsidiaries and branch operations is the U.S. dollar. Monetary assets and liabilities of these subsidiaries and branches are remeasured at the current exchange rate at the balance sheet date, and non-monetary items are translated at historical rates. Revenues and expenses are translated using the average exchange rate during the period.

YEAR 2000 CONSIDERATIONS

     The year 2000 problem refers to the inability of many existing computer systems to process completely or accurately information or logic involving the year 2000 and beyond. The problem results from the use of two-digit date fields to perform computations and decision-making functions in many computer systems. For example, a program using a two-digit date field may misinterpret "00" as the year 1900 rather than 2000. Date-dependent programs are ubiquitous in computer systems used in many critical business operations. Unless these programs are remediated to address the year 2000 problem, many mission-critical programs may fail or produce erroneous data or results.

     The Company has established a formal program to address any potential year 2000 compliance issues relating to its internal operating systems, products, distributors, resellers and vendors. The Company has reviewed all of its major internal operating systems and is continuing to monitor any new additions to its internal operating systems for year 2000 compliance. Substantially all of the Company's internally-developed products have been designed and tested to satisfy the Company's year 2000 specifications. The Company is currently reviewing the status of its distributors, resellers and vendors regarding year 2000 compliance. The Company believes that the risk of disruption of the Company's operations due to the year 2000 problem is minimal. However the Company relies upon various third-party organizations for basic services such as electrical power, telecommunications, postage and delivery, banking, and other services. In a worst-case scenario, the Company could suffer adverse consequences as a result of interruption of some or all of these services. These third-party dependencies are not unique to the Company or to companies in its industry or geographical location. Disruptions in these infrastructure services would likely have a negative impact on most business enterprises. The Company is currently developing specific contingency plans to operate during such disruptions in infrastructure services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     (27) Financial Data Schedule

(b) Reports on Form 8-K:

     No reports on Form 8K were filed during the quarter ended December 31, 1998.

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

Date: February 12, 1999

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