Form 10-K
period 1999-03-31
SEEC INC
filed 1999-06-28
CIK 925524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the fiscal year ended March 31, 1999.
                                       or

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934
     For the transition period from                      to
                                    --------------------    --------------------

                        COMMISSION FILE NUMBER: 0-21985

                                   SEEC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      PENNSYLVANIA                                              55-0686906
                (State of Incorporation)                           (I.R.S. Employer Identification No.)

       PARK WEST ONE, SUITE 200, CLIFF MINE ROAD,
                PITTSBURGH, PENNSYLVANIA                                          15275
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

     As of May 28, 1999, the aggregate market value of voting Common Stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $20,457,119 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

     The number of shares of the registrant's Common Stock outstanding as of the close of business on May 28, 1999 was 5,828,866.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of SEEC, Inc. ("the Company" or "SEEC") to be used in connection with the 1999 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SEEC, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   19
Item 3.   Legal Proceedings...........................................   19
Item 4.   Submission of Matters to a Vote of Security Holders.........   19

                               PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters.........................................   20
Item 6.   Selected Financial Data.....................................   21
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   22
Item 7a.  Market Risk.................................................   31
Item 8.   Financial Statements and Supplementary Data.................   31
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   50

                               PART III
Item 10.  Directors and Executive Officers of SEEC....................   50
Item 11.  Executive Compensation......................................   50
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   50
Item 13.  Certain Relationships and Related Transactions..............   51

                               PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   51

SIGNATURES............................................................   53

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

GENERAL

     SEEC provides enterprise solutions for legacy system evolution -- including legacy transformation for e-business, application enhancement, integration, and migration. SEEC's solutions include flexible methodologies, proven tools, and expert consulting services that have saved significant time and money for over 100 Fortune 1000 companies and more than 20 leading international information technology ("IT") service providers.

     The Company's software products, including those based on the Company's core source code analysis technology, automate many of the procedures required for reengineering mainframe-based legacy software systems. The Company's products analyze and modify source code, which is downloaded from the mainframe to a PC-based environment, where it is stored in application dictionaries for performance of reengineering functions. SEEC has also developed software products that enable customers to extract business rules and functions from legacy applications for reuse in object-oriented client/server or web environments. The Company's solutions combine SEEC tools with methodologies and consulting services for developing component-based systems that integrate mainframe applications and data with enterprise resource planning ("ERP"), customer relationship management ("CRM"), and other client/server- or Internet-based (also "web-based") applications. SEEC also offers solutions for reengineering legacy systems to address the transition to the single currency of the European Monetary Union (the euro), for improving the efficiency and effectiveness of traditional application maintenance processes, and for analyzing, renovating, and testing systems for year 2000 compliance.

INDUSTRY BACKGROUND

     Organizations are under increasing pressure to efficiently and effectively utilize their information technology assets to respond to increasing global competitive demands. For many business organizations, these IT assets are critical to their operation and represent a key competitive advantage. Most large organizations utilize complex, proprietary mainframe computer systems for their information requirements. These legacy systems contain the core business rules, processes and data that support the mission-critical operations of these organizations. Improvements in the performance of mainframes, connectivity with the Internet, and trends toward centralization of data on the mainframes have prolonged the life of legacy systems. Industry sources indicate that the mainframe legacy systems will be retained for a long period of time, thereby requiring that existing legacy systems be integrated with client/server- and web-based systems.

     The growing availability and functionality of client/server- and web-based applications are increasing the rate of integration. ERP applications must often be integrated with existing legacy systems to access certain programs and data contained on these legacy systems. There is an increasing need to integrate client/server- and web-based data warehousing and data mining systems with key business data developed and maintained on legacy systems, since much of the data managed and analyzed by data warehousing and data mining applications has been developed and stored on mainframe legacy systems, and is impacted by legacy applications. Accordingly, many organizations are seeking solutions that leverage investments in existing legacy systems and provide efficient and cost-effective integration.

  Web Enablement

     Many of today's legacy COBOL applications are difficult to maintain, and enhancing these applications to meet business requirements can be challenging because the data and process models are not extensible. Increasingly, businesses look toward leveraging their information infrastructure and assets to improve efficiency and to remain competitive. As a result, the Internet and e-commerce are challenging traditional methods of doing business. E-commerce is emerging as a major business driver. By reengineering legacy applications to a component architecture, web and data mining applications can be used to improve decision making, and take advantage of these upcoming e-commerce opportunities.

     Presently, integration of legacy mainframe systems with client/server- and Internet-based systems has been limited, because the design of these systems does not offer the flexibility to isolate the user interface from the business and database logic. Reengineering tools that assist in understanding and identifying the presentation, business, and data-related logic in an application help position legacy systems for web enablement. Rebuilding the systems from scratch is a risky and expensive endeavor, while reengineering involves lower risk and saves both time and money.

  Legacy System Reengineering

     Organizations that rely on legacy systems must continually reengineer their systems, applications and databases to meet constantly changing information requirements and to incorporate technological advances. Many legacy system applications have been developed internally by these organizations over a number of years and have been customized to meet specific needs. In addition, legacy systems often are composed of a variety of hardware platforms, software applications and databases, many of which utilize different computer languages. As a result, legacy systems are often highly complex, have little or no system-wide documentation, and are difficult and expensive to maintain. According to the Gartner Group, 60% to 80% of the average annual IT application development budget is spent on reengineering legacy applications. Legacy system reengineering requirements limit the availability of resources for other important tasks, such as developing new software applications.

     The majority of legacy system reengineering involves a large number of incremental or smaller-scale repairs or enhancements to existing systems, such as an enhancement to a billing system to include additional customer data. Certain reengineering projects, however, are large-scale in nature and can require analysis, remediation and testing of millions of lines of code. Examples of large scale legacy system reengineering needs include year 2000 conversion, the standardization on the euro in Europe, the combination of existing legacy systems as the result of a merger or acquisition, or the conversion to a new COBOL dialect due to a system upgrade or hardware platform change. Traditional reengineering of these legacy systems is often manual, time-consuming, tedious and error-prone. Many organizations are attempting to improve the reengineering process in order to reduce costs, improve productivity and accuracy, and leverage existing legacy system investments.

  Testing

     Thorough testing of business-critical enterprise applications is an essential part of the process to ensure reliability of corrected code, whether as part of year 2000 conversion, euro conversion, or ongoing reengineering projects. With a short repair time for many reengineering projects, it is essential to test growing volumes of remediated code. As a result, organizations are looking for testing solutions that offer greater accuracy, speed and efficiency than traditional methods allow.

  Independent Verification and Validation

     When organizations have completed a large-scale IT reengineering project, it is essential to determine whether the changed systems perform as intended. This can be ensured through independent verification and validation ("IV & V") of the reengineering efforts. This activity can be a complex, time-consuming, and expensive endeavor. The Software Engineering Institute has found that up to 60% of all system modifications inadvertently introduce new defects. Defects found after release can be the most costly to fix. The key goals of IV & V are to maximize the percentage of defects found and remediated, and to minimize the unintentional defects introduced as a result of making changes. Additionally, IV & V provides the independent assurance often required for legal or regulatory purposes. IV & V is essential for large-scale reengineering projects such as year 2000 conversion or euro conversion.

  Euro Conversion

     The euro currency, a unified monetary and currency system, was introduced on January 1, 1999, and will be fully implemented by 2002. The period between 1999 and 2002 will be a transition period in which both the euro and national currencies coexist, creating a complex and difficult business environment. Preparing and planning to support both the dual-currency and euro currency phases is not merely a business issue. The implementation of the euro creates the need for legacy software reengineering to convert code involving existing national currencies to the new euro. The conversion will be particularly intensive for financial institutions and insurance companies. Although the euro has already been introduced, many European companies have not yet begun to convert their IT systems.

  Year 2000 Conversion

     The year 2000 problem is currently the most critical legacy system reengineering project for many organizations. The year 2000 problem relates to the inability of many existing computer systems to completely or accurately process information or logic involving the year 2000 and beyond. The problem results from the use of two-digit date fields to perform computations and decision-making functions in most legacy systems. For example, a program using a two-digit date field may misinterpret "00" as the year 1900 rather than 2000. Date-dependent programs are ubiquitous in legacy software applications used in many critical business operations, and unless these programs are remediated to address the year 2000 problem, many mission-critical programs may fail or produce erroneous data or results. The year 2000 problem is particularly acute for many large organizations with extensive legacy systems that have been developed over a number of years, such as banks, insurance companies and governmental agencies. To date, most large organizations have completed the assessment and remediation stages of their year 2000 projects and are currently focused on testing and independent verification and validation of the remediated code.

SEEC'S STRATEGY

     SEEC's objective is to provide enterprise solutions for legacy system evolution -- including legacy transformation for e-business, application enhancement, integration, and migration. The following are the principal elements of the Company's strategy to achieve this objective:

     Enhance and Expand Leadership in Enterprise Solutions. SEEC intends to continue to enhance and expand its offerings of enterprise solutions. This includes the enhancement of its core source code analysis technology, solution methodologies, and software products to provide additional automation, functionality and cost savings to its customers. SEEC's core source code analysis technology allows the Company to efficiently introduce new software products that can be integrated with new or existing enterprise solutions. The Company intends to enhance or develop solutions to address additional legacy system reengineering opportunities, and to acquire technologies or assets that are complementary to the Company's current line of products, services, and solutions.

     Leverage Customer Base. SEEC has dramatically expanded its customer base through its year 2000 products and solutions. The Company intends to continue to license its products and sell its enterprise solutions to these customers by providing additional products and solutions, such as legacy system reengineering, euro conversion, application enhancement, and web enablement. SEEC believes that the knowledge and close working relationship it has developed with its new and existing customers in providing enterprise solutions for the year 2000 problem will lead to opportunities to provide additional enterprise solutions to these customers. Also, the Company's customer base may be expanded through the acquisition of other operating companies.

     Provide Solutions with Broad Market Appeal. SEEC's enterprise solutions have been developed to be cost effective, flexible and scalable. As a result, SEEC's enterprise solutions appeal to a wide range of Fortune 1000 organizations with a variety of reengineering requirements and to a broad range of third-party service providers. SEEC intends to capitalize on these opportunities by marketing and selling its products through a broad range of distribution channels, including direct sales to end users, sales to end users in conjunction with third-party service providers, direct sales to third-party service providers, and indirect sales through distributors.

SEEC ENTERPRISE SOLUTIONS

     SEEC's enterprise solutions provide an integrated and comprehensive approach to legacy system reengineering by combining SEEC's PC-based software products with well-defined methodologies that enable organizations to analyze, understand and improve existing legacy systems. SEEC's enterprise solutions are designed to reduce the time and labor required to perform legacy system reengineering projects. SEEC's enterprise solutions are provided directly to end-user customers or to third-party service providers. In addition, customers may outsource certain enterprise solution needs to the Company. The Company's enterprise solutions have been utilized by a broad range of customers in a number of industries to perform legacy system reengineering functions.

  Legacy System Reengineering Solutions

     SEEC Application Enhancement solution allows organizations to enhance their existing legacy systems to lay the groundwork for new e-business applications. Organizations may reduce application backlog with time-saving technology that reduces the system's total cost of ownership, allowing organizations to redeploy staff for application migration and web-enablement activities. SEEC's solution offers full life cycle support and seamless integration with established tools. This technology allows organizations to get ramped-up quickly, so they can implement the application enhancements required.

     The PC-based Application Enhancement solution provides an effective environment for maintaining large, mission-critical COBOL applications. It supports a variety of popular database and operating environments. Application Enhancement's architecture is built around SEEC's Application Dictionary Services. The Application Dictionary contains all of the key design elements of a legacy application, including source code, database definitions, screen definitions, and job control language. It can be accessed to perform future maintenance and redevelopment functions, providing additional benefit to the customer.

     SEEC Application Mosaic Solution provides a flexible component architecture that facilitates efficient integration with ERP or CRM. SEEC Application Mosaic allows organizations to leverage business logic and legacy data for rapid e-business enablement, reduce the cost of ERP/CRM implementation, and reduce the time needed to develop web applications by enabling Internet access to legacy data.

     The SEEC Application Mosaic Solution utilizes tools such as SEEC Reengineering Workbench to analyze legacy code by creating an "Application Mosaic." The Application Mosaic utilizes SEEC's CRUD (Create, Read, Update, Delete) matrices and displays to graphically view the relationships between assortments of programs, files, and screens, and to partition the application elements into useful, organized functions -- the "Mosaic" -- that are understandable separately, yet work together as a whole. The Mosaic elements function as separate units to interface with the Internet, thus connecting the legacy data with web applications. For ERP/CRM implementation, the Mosaic elements provide documentation for interfacing with legacy components and migration of legacy data.

     SEEC is also developing web-enablement solutions that are intended to help organizations shape their mainframe computer systems into flexible, web-enabled systems providing seamless, real-time information access for customers, employees, investors, and business partners. The Company plans to enhance, develop, or acquire methodologies and software products that will integrate client/server- or web-based systems. The Company has developed methodologies for certain of these solutions, although none of the solutions has been marketed to date.

     These web-enablement solutions are intended to allow users to utilize the web browser running on their workstations or Network PCs as the primary or only presentation mechanism. Currently in development are the SEEC Application Components, implemented as Enterprise Java Beans (a Sun Microsystems technology), which will access the data interfacing with the legacy mainframe, database server, or ERP package using a combination of middleware products, Customer Information and Control System Internet Gateway, transaction servers, and data components reengineered from the existing systems. The SEEC Application Components form the critical middle-layer link in the three-tier architecture, implementing the business logic for the application. Through the web server, users will connect to the SEEC Application Components and initiate transactions. The SEEC Application Components reside and execute on the application server.

     Organizations that are evaluating solutions for e-business applications will benefit from reengineering, because the greatest effort in fashioning a new design goes into identifying and creating a flexible component architecture. Documenting the enterprise and application views and extracting business logic from existing systems is initially a time-consuming effort, but will ultimately result in time and money savings. The efforts put forth here form the groundwork for all future technological endeavors, with the documentation becoming vital to decision making regarding any ERP package implementation that requires interfacing with legacy components and migration of legacy data. The SEEC reengineering approach and solution streamlines the reengineering process and can expedite an organization's move of web-enabled legacy computing towards component architecture.

  Testing Solution

     SEEC AccuTest is a comprehensive, integrated testing solution that addresses all phases of mainframe COBOL testing. Testing is an essential process, integral to all legacy system reengineering projects. AccuTest can be employed as part of ongoing, non-year 2000 reengineering projects, or in conjunction with SEEC's Smart Change 2000 solution. AccuTest combines the breadth and accuracy of SEEC's remediation, test coverage, and path analysis tools with the strengths of third-party test management and capture/playback tools and date simulators to create a single, seamless testing solution for mainframe COBOL legacy systems. AccuTest accelerates remediation and redeployment of applications, helping IT organizations to reduce the cost of testing.

  Independent Verification and Validation Solution

     SEEC IV & V Workbench is a comprehensive, integrated solution for independent verification and validation of large-scale software reengineering projects, including year 2000 and euro conversion. It combines proven tools and methodologies for software quality assurance and allows organizations to quickly check the accuracy of programming changes made by third-party service providers or internal renovation teams. SEEC's process is comprehensive and highly accurate. It includes inventory validation, the generation of an independent seed list, propagation of date fields using SEEC's proprietary data flow analysis, the identification of compliant and non-compliant code using a powerful set of rules, and the generation of valuable management reports.

  Euro Conversion Solution

     SEEC provides for the transformation of IT assets for euro conversion through SEEC Euro Workbench, which is utilized to identify and reengineer currency-related business functions in legacy code. SEEC Euro Workbench is comprised of SEEC COBOL Slicer for Euro, SEEC Application Designer, and SEEC Smart Change for Euro. Together, these tools help analyze existing applications to evaluate the impact, identify the affected components, identify and extract affected business rules, and automatically renovate the code. SEEC's approach to euro conversion identifies an organization's business rules using a set of proven tools and processes. SEEC Euro Workbench allows the organization to identify and reengineer currency-related business functions based on top-down and source code analysis. Its rule-based renovation technology reduces effort and increases consistency of code changes. The renovated systems are then analyzed to provide automated test coverage.

  Year 2000 Enterprise Solution

     SEEC provides year 2000 conversion solutions through its Smart Change Factory. The Smart Change Factory combines SEEC's proprietary software products, including COBOL Analyst 2000, Smart Change 2000 and COBOL Slicer, with well-defined methodologies and third-party software products to provide a comprehensive and integrated solution for year 2000 conversion. The Smart Change Factory is designed to address all phases of a year 2000 project, including assessment, planning, remediation and testing, to accurately analyze and determine which applications require remediation, and to automate certain portions of the analysis and remediation process. The Smart Change Factory can be established by an end-user customer, a third-party service provider, or by SEEC to perform outsourcing services. As a result, the Smart Change Factory provides for efficient utilization of existing customer IT resources by allowing a year 2000 project to be performed either in-house by an end user, or partially or completely outsourced to a third-party service provider. Currently, 25 third-party service providers have licensed all or a portion of SEEC's Smart Change Factory for use in their customers' year 2000 conversion projects.

     The Smart Change Factory is designed to be highly scalable by utilizing well-defined, repeatable, and reliable processes. In addition, since SEEC's solutions are PC-based and easy to implement, learn, and use, additional hardware, software and technical personnel resources can be added quickly and cost-effectively to meet expanding customer needs. The scalability features of the Smart Change Factory are particularly attractive to third-party service providers, who are performing year 2000 conversions on a large scale for a number of customers and may need to rapidly expand their services to meet customer demand.

SEEC SOFTWARE PRODUCTS

     SEEC offers a range of proprietary software products for legacy system reengineering that are integrated with the Company's enterprise solutions or provided as stand-alone products, allowing customers to meet specific reengineering needs. The Company's primary software product line is based on its core source code analysis technology introduced with the COBOL Analyst product in 1992 and provides a broad range of capabilities to address various legacy system reengineering needs. The Company's products have been designed to be easy to use and learn, allowing customers to rapidly train technical personnel and reduce training costs. SEEC's products operate in a PC-based environment and are available in versions for Windows 3.1, OS/2, Windows 95, Windows 98, and Windows NT. SEEC's software products can be purchased in various combinations.

     The Company's primary software products analyze and modify mainframe source code that is downloaded to a PC-based environment and stored in an application dictionary for the performance of reengineering functions. The application dictionary contains all of the key design elements of a legacy application, including source code, database definitions, screen definitions and job control language. The Company's software utilizes proprietary parsing, data flow, and program slicing technology to create the relationships between databases and source code, which enables the documentation and understanding of a legacy COBOL system. Information about the flow of control among programs is also stored in the application dictionary, providing further system understanding by enabling users to group items by business function. The Company's software also utilizes proprietary text-scanning technology to identify data fields and the impacted lines of code for a wide variety of non-COBOL languages.

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

     As indicated by the following chart, the software products incorporated in SEEC's legacy system reengineering enterprise solutions and year 2000 solutions support analysis, planning, remediation, and testing across a wide range of platforms, languages and databases, including both COBOL and non-COBOL systems:

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

                                 RULE-BASED TEXT SCANNING TECHNOLOGY
                                 ADS/O              Assembler
                                 CSP                Easytrieve
                                 Easytrieve Plus    Focus
                                 Fortran            Mantis
                                 LINC II            PL/1
                                 Quickjob           RPG
                                 SAS                TBOL
                                 Telon

     The following software products utilize the Company's core source code analysis technology:

     SEEC Reengineering Workbench is a software renewal and transformation solution designed to reduce the time, costs, and complexity of modernizing, migrating, or extending mainframe systems for web-enablement, data mining, and package replacement. SEEC Reengineering Workbench features a Windows NT-based Application Dictionary and integrated PC-based application analysis tools that are used to extract business rules and to develop detailed, high-level blueprints of the data structures and processes that make up the current mainframe system. This inventory of business rules and road map of the existing system make it easier to modify the system to address new business requirements.

     The extracted data and business logic from the programs are identified using the Application Analyst and can also be used to populate a new system model using SEEC Application Designer, a component modeling tool that is closely integrated with SEEC's analysis technology. The new model provides all the information needed to develop application components to link legacy functions and data with new ERP or other software packages and web-based user interfaces.

     Together, SEEC Application Analyst and SEEC Application Designer help analyze and heighten understanding of the screens and databases in the existing applications, producing useful system documentation and extracting the business rules within legacy COBOL code.

     SEEC COBOL Analyst 2000. COBOL Analyst 2000 is an application reengineering software product that assists in all phases of year 2000 conversion projects. COBOL Analyst 2000 utilizes features that enable accurate identification of date fields in COBOL programs, databases, and screens. COBOL Analyst 2000 generates impact analysis reports, and provides a cost model for estimating time, labor and conversion requirements. COBOL Analyst 2000 supports IMS, DB2 and VSAM databases, and the Company believes it is the only product of its type with support for ADABAS and CA-IDMS databases. COBOL Analyst 2000 includes a feature to scan for and locate date patterns and a synonym-processing feature to identify indirect references to date items.

     SEEC Smart Change 2000. Smart Change 2000 employs SEEC's extensive knowledge base of commonly-used date rules to identify the items and statements affected by the year 2000, and uses an expert system to select the appropriate rule to be applied. Smart Change 2000 enables users to customize data logic rules to meet specific requirements. Smart Change 2000 modifies the affected date-related code, replacing it with year 2000-compliant code. All original source code remains intact, and Smart Change 2000 changes are identified by tags that mark the renovated code and explain why a correction was made. This type of documentation allows developers to audit and verify changes made and intervene where necessary to perform manual code changes. This documentation also eases the task of future reengineering on impacted code.

     SEEC COBOL Slicer. COBOL Slicer uses "program slicing" technology to increase application reengineering productivity by providing understanding of business rules embedded in legacy applications. COBOL Slicer allows customers to understand the program, data structure and input/output screens of an application. Business rules can then be identified by locating appropriate slicing criteria and understanding the code slice, control flow and the logical data model. COBOL Slicer is also used for test planning, including test planning for year 2000 problems. The test case generation option enables COBOL Slicer to identify all of the application paths that need to be tested as a result of changes made for the year 2000 problem.

     In order to address other legacy system reengineering needs, SEEC also has developed software products that are based on technology other than the Company's core source code analysis technology:

     SEEC Natural Analyst 2000. Natural Analyst 2000 is a stand-alone software product that parses and examines Natural/ADABAS applications in order to efficiently and accurately identify date fields, maps and database descriptions. Natural Analyst 2000 generates comprehensive year 2000 reports following application analysis.

     SEEC Date Analyzer. Date Analyzer is a stand-alone product that uses text-scanning technology to provide year 2000 impact analysis for non-COBOL applications. Date Analyzer examines the various programs or source files across languages using a pattern-matching process and then analyzes the language rules to detect the items and statements that are potentially affected by the year 2000. Date Analyzer utilizes pre-defined language rules that enable it to address different languages. Date Analyzer produces comprehensive reports and helps produce a set of metrics used to create a cost estimation model for non-COBOL source programs.

TRAINING, CONSULTING, AND SERVICES

     SEEC provides a variety of training and consulting services to its customers for its enterprise solutions and software products. The Company offers user training at its own facilities or at the customer site. SEEC provides consulting expertise in its software products, methodologies and project management. These services enable SEEC's customers to tailor SEEC's enterprise solutions to fit individual requirements, including setting up a Smart Change Factory at a customer site or at a third-party service provider site. SEEC operates Smart Change Factories at customer sites or at its Pittsburgh, Pennsylvania headquarters on a limited basis. SEEC also undertakes assessment, remediation, and IV & V projects, on a limited basis, at its headquarters.

PRICING OF PRODUCTS AND PROFESSIONAL SERVICES

     SEEC's software products are typically licensed to customers. End-user license agreements generally limit the use of products to a fixed number of users. Typically, the license fee to an end user for SEEC's suite of software products ranges from $100,000 to $500,000, depending on the number of users, platforms, languages and databases that must be supported.

     Product pricing for third-party service providers, who typically have established "factories" for programming conversions for multiple customers, is based on a line of code ("LOC") usage fee. Third-party service providers generally make a minimum initial purchase to set up a Smart Change Factory, an IV & V Factory or a Reengineering Workbench. Additional fees paid by third-party service providers vary based on the LOC volume processed through the factory utilizing SEEC's software products and enterprise solutions. The volume of LOC processed is monitored by the Company through the use of programmed hardware keys that attach to the factory computers. Recurring maintenance fees are charged to both end-user customers and third-party service providers based on the applicable list prices for the software.

     The Company generally offers on-site training and consulting services on a time-and-materials basis, although from time to time, the Company offers solutions on a fixed-price basis. These fixed-price contracts are typically terminable by either party upon written notice. Although the Company uses its past experience to reduce the risks associated with estimating, planning, and performing fixed-price projects, the Company has a limited history of such projects on which to base such estimates. The Company's failure to accurately estimate the resources, costs, and time required for a project, or its failure to complete its contractual obligations within the time frame committed could result in cost overruns and reduced margins, and could have a material adverse effect on the Company's business, operating results and financial condition.

CUSTOMER AND TECHNICAL SUPPORT

     SEEC offers maintenance for each of its products, which entitles the customer to receive technical support and advice, including problem resolution services, installation assistance, error corrections and any product enhancements released during the maintenance period. SEEC's standard license agreement does not require SEEC to provide maintenance for any period of time, and does not provide express or implied warranties for SEEC's product software. Maintenance and support services are provided primarily by telephone or by e-mail from the Company's Pittsburgh, Pennsylvania headquarters.

CUSTOMERS

     SEEC's products and services are used by information systems departments of Fortune 1000 companies and similarly-sized business and governmental organizations, and by third-party service providers.

     Following is a partial list of customers and service providers that have purchased products and/or services from SEEC:

                              CUSTOMERS                                           SERVICE PROVIDERS
-------------------------------------------------------------------------------  -------------------------------------
Alcoa, Inc.                                 Mastercard International, Inc.       Advanced Computer Technology, Inc.
American Savings Bank                       MCI Worldcom                         Complete Business Solutions, Inc.
Anthem Insurance Companies, Inc.            Michigan Department of State         CyberTech International Corp.
Avon Products, Inc.                         National Imaging Mapping Agency      DMR Consulting Group, Inc.
BancOne Services Corporation                Northeastern Illinois Gas Company    HCL Perot Systems
Bank of New York                            Olan Mills, Inc.                     IMI Systems, Inc.
BJC Health Systems, Inc.                    On-Line Financial Services, Inc.     IBM Global Services
CGI Group, Inc.                             Rockwell International Corp.         INTERSOLV, Inc.
Discover Financial Services, Inc.           Ryerson Tull                         Keane, Inc.
EUA Service Corporation                     State of New Mexico                  Mahindra-British Telecom
Federal Election Commission                 State of New York                    Motorola Korea
Firstar Information Services Corp.          State of Washington                  Patni Computer Systems, Private Ltd.
Foremost Insurance Company                  TruServ Corporation                  PASS IT Consulting
General Services Administration             University of Pennsylvania           Satyam Computer Services, Ltd.
Harris Trust and Savings Bank               University of Pittsburgh             SQL Star International, Ltd.
Hudson's Bay Company                        USA Group                            SRA International, Inc.
Kemper Insurance Companies                  Wells Fargo Bank                     Tata Infotech, Ltd.
Longs Drug Stores California, Inc.          Wheeling-Pittsburgh Steel Corp.      Unisys Corporation
Lucent Technologies, Inc.                   Williams Information Services Corp.
Mack Trucks, Inc.


     Historically, a relatively small number of customers have accounted for a significant percentage of the Company's revenues. In fiscal 1999, Unisys Corporation accounted for 12% of the Company's total revenues, and nine customers represented approximately 50% of the Company's revenues. During fiscal 1998, revenues from INTERSOLV, Inc. accounted for 11% of SEEC's total revenues, and nine customers represented approximately 50% of the Company's revenues. During fiscal 1997, revenues from Complete Business Solutions, Inc. were 19% of the Company's total revenues.

ACQUISITION

     ERA Software Systems Private Limited ("ERA"), an Indian software development company, provided certain research and development services to SEEC since the Company's inception in 1988. ERA also served as the distributor of SEEC's products in India and other markets, subject to royalty payments to SEEC of 50% of the Company's suggested international price list for all products distributed by ERA. In March 1996, SEEC and ERA entered into a Product Purchase Agreement and a Marketing Agreement to cover the terms and conditions of the research and development services and distribution rights, respectively. The Product Purchase Agreement provided for the transfer to SEEC of ERA's 35% ownership interest in jointly-owned products and technologies, and for ERA to provide design and development work with respect to SEEC's products on a non-exclusive, time-and-materials basis. In consideration of ERA's transfer of its ownership interest in the products and technology, SEEC issued 226,305 shares of its Common Stock to ERA.

     On February 27, 1998, SEEC and ERA entered into an agreement whereby ERA transferred its distribution rights for SEEC products, plus certain fixed assets and 30 ERA employees engaged in SEEC-related research and development, sales and administration, to SEEC for net consideration of $1,041,000. The acquisition was effective at the close of business February 28, 1998, at which time the Product Purchase Agreement and Marketing Agreement were terminated, and SEEC assumed control and responsibility for product distribution and development efforts. Final closing of the acquisition took place during the second quarter of fiscal 1999. At closing, $1,036,000 in cash, and other consideration valued at $5,000 were remitted to ERA. SEEC Technologies Asia Private Limited ("SEEC Asia") was formed as a wholly-owned subsidiary of SEEC to effect the acquisition and to hold and manage the acquired rights, certain assets and SEEC-related product development projects. (See also Research and Development.)

SALES, MARKETING AND DISTRIBUTION

     SEEC markets and sells its products and solutions directly through its direct sales force and indirectly through third-party service providers. To support its sales efforts, SEEC utilizes media advertising and direct mail campaigns supported by promotion through trade articles and trade shows. In addition, SEEC enters into software licenses and other arrangements with third-party service providers such as Complete Business Solutions, IBM, and Unisys. These third-party service providers utilize the Company's solutions and software products in connection with legacy system reengineering engagements, including year 2000 services. SEEC has granted several organizations the non-exclusive right to market its products. In North and South America, SEEC sells and supports its products and services from its Pittsburgh, Pennsylvania headquarters and its six U.S. regional offices. Sales and support services are provided in Europe through the Company's wholly-owned subsidiaries, SEEC Europe Limited ("SEEC Europe"), based in London, England, and SEEC Germany GmbH ("SEEC Germany"), based in Munich, Germany. SEEC sells and supports its products and services in the Asian and Pacific Rim markets through SEEC Asia, its wholly-owned subsidiary in Hyderabad, India, and through branch offices in Seoul, South Korea, and in Singapore. Prior to February 28, 1998, these markets had been served by ERA.

     As of March 31, 1999, SEEC had 41 employees engaged in sales and marketing. In fiscal 1999, 1998, and 1997, 27%, 21%, and 16%, respectively, of the Company's revenues were from sales to customers outside of the United States, including sales to ERA.

     SEEC intends to continue to expand its sales and marketing effort by hiring additional sales and marketing personnel, by opening new sales offices, and by entering into additional arrangements with third-party service providers and distributors. SEEC also intends to enter into additional distribution, license and/or marketing agreements for its software products, particularly with service providers or strategic systems integrators. The Company is focused on leveraging its existing year 2000 solutions customer base to cross-sell other enterprise solutions and software products.

     In November 1993, SEEC entered into a five-year International Software Marketing and License Agreement (the "Viasoft Agreement") with Viasoft, Inc. ("Viasoft"), pursuant to which SEEC granted Viasoft a worldwide license to use and market all of SEEC's products that address the COBOL maintenance market, including the COBOL Analyst product line, but excluding the year 2000 products, under Viasoft's private label, "ESW/PC". The license granted Viasoft limited exclusive marketing rights through June 1, 1995 and non-exclusive rights thereafter. Pursuant to the Viasoft Agreement, Viasoft paid SEEC a royalty of 30% of all license or maintenance fees related to its distribution of SEEC's products up to a maximum of $2 million, and thereafter a royalty of 25% of license fees and 30% of maintenance fees related to SEEC's products. The Viasoft Agreement permitted SEEC to use Viasoft's proprietary COBOL Parser Validation Suite ("COBOL Parser") to test SEEC's products. In exchange for such use, SEEC agreed to pay to Viasoft a royalty of 5% of SEEC's sales of products that contain or use a COBOL Parser, subject to a maximum royalty payment of $1 million and a minimum royalty payment of $100,000, during the five-year period ended April 29, 1999.

     SEEC gave notice to Viasoft on December 3, 1996 of its intention to terminate the Viasoft Agreement as a result of Viasoft's failure to make minimum royalty payments of at least $1 million during the third year of the Viasoft Agreement. SEEC received notice from Viasoft that it did not intend to extend the Viasoft Agreement by making such minimum payments, and acknowledging that the Viasoft Agreement terminated effective June 4, 1997.

     The Viasoft Agreement had provided that, upon termination, the Company would be obligated to deliver to Viasoft that number of copies of the licensed products equal to the balance of the advanced royalty divided by the applicable licensed product royalty amount. On June 30, 1997, the Company received formal notice from Viasoft that the Company was relieved of such obligation, and that no further copies of the licensed products were to be delivered to Viasoft. Accordingly, the $780,552 balance of the advance royalty was recognized as software license revenue in fiscal 1998.

COMPETITION

     The market for SEEC's enterprise solutions and software products is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products. SEEC's principal competitors in the enterprise solutions and software products markets include Computer Associates International, Inc., Compuware Corp., MERANT PLC, and Viasoft. Many of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company.

     SEEC believes that the principal factors affecting competition in its markets include product performance and reliability, product functionality, ability to respond to changing customer needs, ease of use, training, quality of support and price. Other than technical expertise, there are no significant proprietary or other barriers to entry that could prevent potential competitors from developing or acquiring similar software products or providing competing solutions in the Company's market.

RESEARCH AND DEVELOPMENT

     The Company intends to continue to enhance its current products, and to develop, acquire, or license new products or technology to keep pace with evolving industry standards and technological developments, and to provide additional functionality to address changing customer needs. This may require, among other things, that the Company build interfaces with third-party products.

     In the latter half of fiscal 1998, the Company began to direct most of its research and development efforts towards adapting its core source code analysis technology to provide enterprise solutions unrelated to the year 2000 problem. Natural extensions and applications of the Company's core technology include reengineering solutions for legacy systems for web enablement, data warehousing, client/server migration, and also for the euro currency conversion. The Company believes that each of these potential reengineering solutions represents a significant market and revenue opportunity.

     SEEC's development of new products over the last three years has been accomplished primarily with in-house development personnel and resources, as well as in conjunction with ERA. The initial development of SEEC's COBOL maintenance products was funded in part by a grant from Industrial Credit and Investment Corporation of India, Ltd. ("ICICI") pursuant to the Cooperation and Project Financing Agreement (the "Cooperation Agreement") among ICICI, SEEC and ERA. The Cooperation Agreement provided for joint ownership by SEEC and ERA of all products developed with funds provided thereunder. In March 1996, SEEC and ERA entered into a Product Purchase Agreement (the "Product Purchase Agreement"), pursuant to which ERA transferred its ownership interest in SEEC's products and technologies to SEEC, and agreed to assist SEEC in developing new products and technologies. Pursuant to the Product Purchase Agreement, ERA had the nonexclusive right to perform design and development work with respect to SEEC's products pursuant to specified development schedules. In addition, ERA had agreed to maintain in India the necessary infrastructure and personnel to support such design and development work. ERA had also agreed to transfer to SEEC the necessary manpower for product support and to maintain a team of personnel in India for maintenance of SEEC's products.

     ERA's research and development employees and related assets, along with certain other rights and assets, were transferred to SEEC's control effective February 28, 1998, in an acquisition effected by SEEC Asia. (See Acquisition.)

     As of March 31, 1999, SEEC had 30 employees engaged in product development, including 15 employees of SEEC Asia. During fiscal 1999, 1998 and 1997, research and development expenditures, including research and development fees paid to ERA, were $1,302,000, $1,105,000, and $427,000, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

INTELLECTUAL PROPERTY

     SEEC relies on a combination of copyright, trade secret and trademark laws, and contractual provisions to establish and protect its rights in its software products and proprietary technology. The Company protects the source code version of its products as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. The Company has no patents, and existing copyright and trade secret laws offer only limited protection. Certain provisions of the license and distribution agreements generally used by the Company, including provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions, and the Company is required to negotiate limits on these provisions from time to time. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company has been and may be required from time to time to enter into source code escrow agreements with certain customers and distributors, providing for release of source code in the event the Company breaches its support and maintenance obligations, files bankruptcy, or ceases to continue doing business.

     The Company's competitive position may be affected by its ability to protect its proprietary information. However, because the software industry is characterized by rapid technological change, the Company believes that patent, trademark, copyright, trade secret and other legal protections are less significant to the Company's success than other factors such as the knowledge, ability and experience of the Company's personnel, new product and service development, frequent production enhancements, customer service, and ongoing product support.

     While the Company has no knowledge that it is infringing the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to existing or future products. Any such assertion by a third party could require the Company to pay royalties, to participate in costly litigation, and to defend licensees in any such suit pursuant to indemnification agreements or to refrain from selling an alleged infringing product or service. See "Factors that May Affect Future Results -- Dependence on Proprietary Rights."

     SEEC Smart Change Factory(R), SEEC Date Analyzer(R), SEEC COBOL Analyst(R), SEEC COBOL Slicer(R), SEEC COBOL Analyst 2000(R), SEEC Smart Change 2000(R) and SEEC AccuTest(R) are U.S. registered service marks of the Company. Applications for U.S. registrations of the marks SEEC Smart Change(TM), SEEC AccuFind(TM), SEEC AccuFix(TM), SEEC Quick Fix(TM), SEEC Euro Workbench(TM), SEEC IV & V Workbench(TM), SEEC Re-engineering Workbench(TM), SEEC Application Designer(TM), SEEC Application Mosaic(TM), and SEEC Application Analyst(TM) are pending. SEEC trademarks and service marks are also registered or pending in various foreign countries.

EMPLOYEES

     As of March 31, 1999, SEEC and its subsidiaries had 121 employees, including 41 in sales and marketing, 30 in research and development, nine in customer support, 23 in professional services and 18 in corporate operations and administration worldwide. The Company's continued success will depend, in part, upon its ability to hire and retain key senior management and skilled technical, professional services and sales and marketing personnel. The market for qualified personnel has historically been, and the Company expects that it will continue to be, intensely competitive. None of SEEC's employees is represented by a collective bargaining agreement. SEEC believes that its relations with its employees are favorable.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Significant Fluctuations in Quarterly Operating Results. The Company has experienced, and expects to continue to experience, significant fluctuations in its quarterly operating results. There can be no assurance that the Company will be profitable in any particular quarter. Quarterly operating results may fluctuate due to a variety of factors, including the budgeting and purchasing practices of the Company's customers, which affect the volume and timing of product orders and solution engagements received by the Company, the timing or the announcement and introduction of new products and product enhancements by the Company and competitors, market acceptance of new products, the mix of direct and indirect sales, the mix of license fee and services revenues, the mix of maintenance, training and consulting services within services revenues, the number and timing of new hires, the loss of any key, sales, marketing or professional services personnel, the length of its sales cycles, competitive conditions in the industry and general economic conditions.

     The Company has historically recognized a significant portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of a quarter. As a result, license fee revenue in any quarter is substantially dependent on orders booked and shipped in the last month and last week of that quarter. Further, the Company's enterprise solutions business is expected to be characterized by significant customer concentration and relatively large projects. The Company has historically operated with little or no backlog and, as a result, the Company's revenues for a particular quarter are generally dependent on orders received during that quarter, including large orders. The failure to receive a large order in a given quarter could materially and adversely affect the Company's operating results for that quarter. The Company's expenses are based, in part, upon anticipated revenue levels and planned projects, and the Company may not be able to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, the timing of product shipments or achievement of specified performance milestones on certain customer solution engagements could cause variations in operating results from period to period and could result in quarterly losses if shipments are not made or milestones are not achieved within the quarter anticipated. Due to the foregoing factors, the Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company has limited ability to forecast future revenues, and it is likely that in some future quarters, the Company's operating results will be below the expectations of securities analysts and investors. In the event that operating results are below expectations, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, operating results or financial condition, the price of the Company's Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on Year 2000 Solutions; Need to Develop and Market Additional Products and Solutions. The Company currently generates substantially all of its revenues from its year 2000 solutions, and such solutions are expected to continue to account for a significant portion of the Company's revenues in fiscal 2000. Although the Company believes that the demand for its year 2000 solutions will continue to exist beyond fiscal 2000, the level of this demand is uncertain. The demand will diminish significantly over time and will eventually disappear. Accordingly, the Company's operating results will depend, in large part, on achieving market acceptance of its web enablement, legacy system reengineering, and other non-year 2000 products and solutions. The lack of increased demand for such solutions or an increase in competition in the market for such solutions would have a material adverse effect on the Company's operating results and financial condition. In order to achieve sustained growth, the Company must develop and successfully market its non-year 2000 products and solutions. The Company's strategy is to leverage the market recognition and business relationships it has achieved through sales of its year 2000 solutions to enhance its efforts in other markets. There can be no assurance, however, that the Company will be successful in generating business by selling additional products or solutions to its year 2000 customers or new customers, or, if it is, that such products and solutions will achieve market acceptance at a rate sufficient to maintain growth, or even to offset declines in revenues generated by its year 2000 solutions. The Company's year 2000 solutions incorporate SEEC's core technology and may be utilized by SEEC's customers for future ongoing and additional reengineering tasks. There can be no assurance that such customers will utilize SEEC's core technology for non-year 2000 reengineering tasks, or that significant revenues will result from such utilization.

     SEEC has developed products and solutions for the migration of existing COBOL software applications from legacy systems to multi-tier web architectures. The Company has not yet attempted to market and sell such products to date, and there can be no assurance that they will achieve market acceptance in the future. The Company anticipates that migration from legacy systems to web-based systems will be gradual, particularly for large, customized applications. Many organizations perceive a high degree of risk and expense in migrating entire applications from a mainframe environment to a distributed environment. The market for such products and solutions may not develop to the extent or in the time periods anticipated by the Company. See "Business." The failure to diversify and develop additional products and solutions would have a material adverse effect on the Company's business, operating results, and financial condition.

     Uncertainty of Current and Future Demand for New Solutions. The Company is currently focusing a significant portion of its efforts on the marketing and sale of products and enterprise solutions for web enablement and reengineering of legacy systems. Although the Company believes that the markets for these products and solutions will grow significantly, there can be no assurance that these markets will develop to the extent anticipated by the Company. In addition, organizations affected by the year 2000 problem may not be willing or able to allocate the financial or other resources required to address the new initiatives and projects in a timely manner. Some organizations are expected to postpone IT-related purchases or the deployment of new applications during the latter part of calendar 1999 and the first months of calendar 2000. Due to these factors, development of the markets for products and solutions addressing web enablement and legacy system reengineering is uncertain and unpredictable. If such markets fail to develop, or develop more slowly than anticipated, the Company's business, operating results and financial condition could be materially and adversely affected.

     Ability to Manage Change and Rapid Growth. The Company has recently experienced significant changes in its business, such as the development of new products and solutions, significant revenue growth, and expansion of operations. These changes have placed, and are expected to continue to place, significant demands on its management, operational and financial resources. The Company has expanded its direct sales force. The failure of such personnel to perform as anticipated and achieve their sales goals, or any delay in achieving such goals could have a material adverse effect on the Company's business, operating results and financial condition. The Company has also expanded its operations by opening new offices in new geographic regions. No assurance can be given that such new offices will be successful in generating additional revenues, or that any such revenues will be sufficient to cover the costs of opening and operating such offices. The Company's future growth, should it occur, may require the Company to manage a number of large projects in different geographic locations. There can be no assurance that the Company will be able to do so effectively. The Company's failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the development of the market for products and solutions addressing e-business is uncertain, unpredictable and subject to rapid change. The Company's failure to respond to such changes and adapt its solutions and strategies accordingly could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

     Ability to Address Technological Changes and Customer Requirements; New Products and Solutions. The Company's future success will depend, in large part, on its ability to enhance its current products and develop or acquire new products to keep pace with evolving industry standards and technological developments, and to provide additional functionality to address changing customer needs. This will require, among other things, that the Company build interfaces with third-party products and adapt to changing industry standards. There can be no assurance that the Company will be successful in developing or acquiring product enhancements or new products, that it can introduce such products or enhancements on a timely basis, or that any such products or enhancements will be successful in the marketplace. The Company's delay or failure to develop or acquire products that keep pace with evolving industry standards and technological developments or provide additional functionality to address changing customer needs could have a material adverse effect on its business, operating results and financial condition. In addition, there can be no assurance that such products or enhancements will meet the requirements of the marketplace or achieve market acceptance. Further, there can be no assurance that new technologies will not be developed by one or more third parties that render the Company's products and solutions obsolete. See "Business -- Research and Development."

     Intense Competition. The market for the Company's enterprise solutions and software products, and in particular its products and solutions for the year 2000 problem, is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products and solutions. The Company's principal competitors in the software products market include Computer Associates International, Inc., Compuware Corp., MERANT PLC, Sterling Software, Inc., and Viasoft, Inc. Many of the Company's competitors are more established, benefit from greater name recognition, and have substantially greater financial, technical and marketing resources than the Company. Additionally, there can be no assurance that the Company's competitors will not form joint ventures, business combinations or other strategic alliances and develop or offer comprehensive enterprise solutions that further compete with the Company's products and solutions. The announcement of such developments, prior to release, may result in potential customers delaying their purchasing decisions while they evaluate the new competitive products. Certain of the Company's current or potential competitors also serve as sales channels for the Company's products and solutions and may elect to discontinue their sales efforts for the Company's products or solutions or to commence or increase their promotional and sales efforts for their own products and solutions. The Company believes that the principal factors affecting competition in its markets include product performance and reliability, product functionality, ability to respond to changing customer needs, ease of use, training, quality of support and price. Other than technical expertise, there are no significant proprietary or other barriers to entry that could keep potential competitors from developing or acquiring similar products or providing competing solutions in the Company's market.

     The Company's ability to compete successfully in the sale of enterprise solutions and software products will depend in large part upon its ability to attract new customers, sell products and solutions, expand its direct sales force and its indirect sales and marketing channels, deliver and support product enhancements to its existing and new customers, and respond effectively to continuing technological change by developing new solutions and products. There can be no assurance that the Company will be able to compete successfully in the future, or that future competition for product sales and solutions or other competitive factors will not have a material adverse effect on the Company's business, operating results and financial condition. See
"Business -- Competition."

     Risks Related to Possible Acquisitions. The Company may acquire existing businesses, products, and technologies to enhance and expand its line of software products and enterprise solutions, and to expand its customer base. Such acquisitions may be material in size and in scope. There can be no assurance that the Company will be able to identify, acquire, or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expenses, delays, or other operational or financial problems. Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in the Company's markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, failure to retain key acquired personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management's attention during the acquisition and integration process. Some or all of these special risks and factors may have a material adverse impact on the Company's business, operating results, and financial condition. The Company does not have significant experience in the identification and management of acquisitions, and the success of its acquisition strategy will depend on the effective management of the foregoing risks and its ability to identify, complete, and integrate strategic acquisitions on favorable terms.

     Potential for Product Liability. The Company's enterprise solutions and products are often utilized to perform reengineering functions on mission-critical components of its customers' information systems. The programs and data contained in these systems are often necessary for the continuation of the customer's business and are critical to the operations and financial performance of the customer. Any failure of these systems could have a material adverse effect upon the Company's customers and could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. In connection with the license of its products and the sale of its services, the Company attempts to contractually limit its liability for damages arising from negligent acts, errors, mistakes or omissions. Despite this precaution, there can be no assurance that the limitations of liability set forth in its customer contracts would be enforceable or would otherwise protect the Company from liability for damages. Additionally, the Company maintains general liability insurance coverage with limits of $1 million per occurrence and $1 million aggregate coverage and excess liability insurance coverage with limits of $6 million per occurrence and $6 million aggregate coverage. However, there can be no assurance that such coverage will continue to be available on acceptable terms, or will be sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverages or changes in the Company's insurance policies, such as premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, operating results and financial condition.

     Risks Associated with Sales Channels. The Company's ability to achieve significant revenue growth in the future will depend, in part, on its success in recruiting and training sufficient direct sales personnel and expanding the number of third-party service providers which utilize or market the Company's products. Although the Company is currently investing, and plans to continue to invest, significant resources to develop and expand its direct sales force and expand its network of third-party service providers, the Company has at times experienced and may continue to experience difficulty in recruiting qualified personnel for its direct sales force and entering into or maintaining relationships with third-party service providers. There can be no assurance that the Company will be able to maintain or successfully expand its direct sales force or network of service providers, or that any such expansion will result in an increase in revenue. Any failure by the Company to expand its direct sales force or network of service providers could have a material adverse effect on the Company's business, operating results and financial condition. The Company's agreements with its third-party service providers are generally non-exclusive, and some may be terminated by either party without cause. The Company's third-party service providers are not within the control of the Company, are not obligated to purchase products from the Company and may also offer their own product lines and solutions or represent or refer product lines or solutions offered by the Company's competitors. There can be no assurance that these service providers will continue their current relationships with the Company, or that they will not give higher priority to the sale or referral of other products or solutions, including products or solutions of the Company's competitors. A reduction in sales efforts or discontinuance of sales or referrals of the Company's products by third-party service providers could lead to reduced sales and could materially and adversely affect the Company's business, operating results and financial condition. Certain of the Company's current or potential competitors also serve as sales channels for the Company's solutions and may elect to discontinue their sales efforts for the Company's products or solutions or to commence or increase their promotional and sales efforts for their own products and solutions.

     The Company's strategy of marketing its products directly to end users and indirectly through third-party service providers may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect sales channels and, to the extent that third-party service providers target the same customer, such service providers may come into conflict with each other. There can be no assurance that channel conflicts will not materially and adversely affect the Company's relationships with its customers or third-party service providers or its ability to attract additional service providers.

     Reliance on Certain Relationships. The Company has established strategic relationships with a number of organizations that it believes are important to its worldwide sales, marketing and support activities. The Company's relationships with its service providers such as Complete Business Solutions, Inc., IBM, Keane, Inc., and Unisys Corporation expand the distribution of its products. There can be no assurance that the Company's service providers, many of which have significantly greater financial and marketing resources than the Company, will not develop or market software products which compete with the Company's products in the future or will not otherwise discontinue their relationships with or support of the Company. The failure by the Company to maintain its existing relationships or to establish new relationships in the future could have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence on Offshore Software Development. A significant element of the Company's business strategy is to continue to leverage its investment in SEEC Asia. SEEC believes that the use of this offshore software development center will provide the Company with a potential cost advantage over some of its competitors. In the past, India has experienced significant inflation and other economic difficulties and has been subject to significant currency fluctuations. The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have a material adverse effect on private sector entities. During the past several years, India's government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development industry. Certain of those benefits which have directly affected the Company include, among others, tax holidays, liberalized import and export duties, and preferential rules concerning foreign investment and repatriation. Notwithstanding these benefits, however, India's central and state governments remain significantly involved in the Indian economy as regulators. The elimination of any of these benefits could have a material adverse effect on the Company's business, operating results and financial condition. Further, no assurance can be given that the Company will not be materially and adversely affected by future changes in inflation, interest rates, currency valuation, taxation, social stability or other political, economic or diplomatic developments in or affecting India. See "Business -- Research and Development."

     Risk of Doing Business in International Markets. In fiscal 1999, 1998, and 1997, 27%, 21%, and 16%, respectively, of the Company's revenues were from international customers, including sales to ERA. The Company expects that international revenues will account for an increasingly significant percentage of the Company's revenues. The Company has formed wholly-owned subsidiaries or branch operations in the United Kingdom, Germany, India, South Korea, and Singapore, and plans to expand its operations in other international markets. As a result, the Company will be subject to a number of risks, including, among other things, difficulties in administering its business globally, managing foreign operations, currency fluctuations, restrictions against the repatriation of earnings, export requirements and restrictions, and multiple and possibly overlapping tax structures. In addition, the Company may, from time to time, experience a decrease in sales in certain foreign countries as a result of general economic conditions in such countries. These risks could have a material adverse effect on the Company's business, operating results and financial condition. In addition, acceptance of the Company's products in certain international markets may require exclusive, time-consuming and costly modifications to the Company's products to localize the products for use in particular markets. Any earnings generated in countries other than the United States may be permanently invested outside the United States, or may be subject to considerable taxation if repatriated to the United States. The Company expects to incur significant costs in foreign currencies to enhance its marketing, sales and distribution in other countries. In contrast, the Company presently generates most of its revenue in U.S. dollars. Accordingly, the Company is subject to risks that, as a result of currency fluctuations, the translation of foreign currencies into U.S. dollars for accounting purposes could adversely affect its operating results. Historically, the Company's foreign exchange transactions have not been significant.

     Dependence on Key Personnel. The Company's success will depend, in part, upon its ability to hire and retain key senior management and skilled technical, professional services and sales and marketing personnel. In particular, the Company's operations, including its strategic direction, sales and research and development efforts, are dependent on Ravindra Koka, the Company's President and Chief Executive Officer. Although the Company believes it will be able to hire qualified personnel for such purposes, an inability to do so could materially and adversely affect the Company's ability to market, sell, develop and enhance its enterprise solutions and products. The market for qualified personnel has historically been, and the Company expects that it will continue to be, intensely competitive, and the process of locating and hiring qualified personnel can be difficult, time-consuming and expensive. Specifically, the demand for experienced Java project managers and programmers is expected to continue to increase significantly over the next several years. Many of the Company's IT professionals are citizens of countries other than the United States, with most of those working in the U.S. under H-1B temporary visas. Under current law, there is a statutory limit on new H-1B visas that may be issued in a given year. As of

April 6, 1999, the U.S. Immigration and Naturalization Service stopped accepting new H-1B petitions, which may indicate that the statutory limit has been reached for the government's fiscal year ending September 30, 1999. If the Company is unable to obtain H-1B visas for its employees in sufficient quantities or at a sufficient rate for a significant period of time, the Company's business, operating results, and financial condition could be materially and adversely affected.

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

     Dependence on Proprietary Rights. The Company's success is heavily dependent upon its proprietary technology. The Company regards its enterprise solutions and software products as proprietary and attempts to protect them under a combination of copyright, trade secret and trademark laws as well as by contractual restrictions on employees and third parties. Despite these precautions, it may be possible for unauthorized parties to copy the Company's software or to reverse engineer or otherwise obtain and use information the Company regards as proprietary. The Company has no patents, and existing trade secret and copyright laws provide only limited protection. Certain provisions of the license and distribution agreements generally used by the Company, including "shrink-wrap" license agreements, which include provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions, and the Company is required to negotiate limits on these provisions from time to time. Policing unauthorized use of the Company's products is difficult and, while the Company is unable to determine the extent to which piracy of its software exists, software piracy is expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. Certain third parties have been provided access to the source code for certain of the Company's products. Access to source code may increase the possibility of misappropriation or misuse of the Company's software. The Company's close relationship with certain third party-service providers increases the risk that such providers may attempt to use the Company's proprietary products and methodologies to develop their own solutions that compete with those of the Company. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of proprietary information, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, the Company's solutions depend, to a certain extent, on the ability of the Company to build interfaces with third party software products, which are subject to the proprietary rights of such third parties. There can be no assurance that such third parties will continue to support or update such products, or that the Company will continue to have the access to such products necessary to offer the interfaces as a component of the Company's solutions.

     Significant and protracted litigation may be necessary to protect the Company's proprietary rights, to determine the scope of the proprietary rights of others, or to defend against claims for infringement. The Company is not aware that any of its products, trademarks or other proprietary rights infringe the proprietary rights of third parties, and the Company is not currently involved in any litigation with respect to proprietary rights. Infringement claims against software developers are likely to increase as the number of functionally-similar products in the market increases. There can be no assurance that third-party claims, with or without merit, alleging infringement will not be asserted against the Company in the future. Such assertions, whether with or without merit, can be time-consuming and expensive to defend, and could require the Company to cease the use and sale of infringing products, trademarks or technologies, to incur significant litigation costs and expenses, and to develop or acquire non-infringing technology, or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop or acquire alternative technologies or to obtain such licenses on commercially acceptable terms or at all, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Intellectual Property."

     Volatility of Stock Price. The market prices of companies addressing the year 2000 problem, including the Company, have been highly volatile. The market price of the Common Stock is likely to continue to be highly volatile and may increase or decrease significantly as a result of factors such as actual or anticipated fluctuations in the Company's operating results, general conditions in the computer hardware and software industries, announcements of new products, technological innovations or new contracts by the Company or by its competitors, developments with respect to patents, copyrights or proprietary rights, general market conditions, and other factors. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations, over which the Company has no control, may materially and adversely affect the market price of the Common Stock. In addition, shortfalls in sales or earnings as compared with securities analysts' expectations, changes in such analysts' recommendations or projections and general economic conditions may materially and adversely affect the market price of the Common Stock.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed above in "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-K and the documents incorporated herein by reference. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, as disclosed above under "Factors That May Affect Future Results," the business and operations of the Company are subject to substantial risks that increase the uncertainties inherent in the forward-looking statements included in this Form 10-K. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved.

ITEM 2. PROPERTIES

     SEEC's principal administrative, research and development, customer support, and marketing facilities are located in approximately 16,000 square feet of office space located within the greater Pittsburgh metropolitan area. The current lease agreement expires in February 2003. In addition, SEEC leases office space for regional sales offices located in or near Boston, Massachusetts; Chicago, Illinois; Cincinnati, Ohio; Dallas, Texas, and Washington, D.C. SEEC also leases office space in London, England and in Munich, Germany for its European operations, and in Hyderabad, India; Seoul, South Korea; and Singapore for its Asian operations. The Company anticipates that additional facilities will be required in the future and believes that it will be able to obtain suitable additional space as needed.

ITEM 3. LEGAL PROCEEDINGS

     SEEC is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

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

          FISCAL YEARS ENDED MARCH 31,

                                                              HIGH      LOW
                                                             ------    ------
1997:
Fourth quarter (commencing January 22).....................  $11.25    $ 8.00
1998:
First quarter..............................................  $24.00    $ 8.13
Second quarter.............................................  $37.38    $16.38
Third quarter..............................................  $29.50    $14.00
Fourth quarter.............................................  $22.75    $11.25
1999:
First quarter..............................................  $15.88    $ 7.81
Second quarter.............................................  $13.00    $ 3.63
Third quarter..............................................  $11.00    $ 3.63
Fourth quarter.............................................  $ 5.88    $ 3.50
2000:
First quarter (through May 28, 1999).......................  $ 4.88    $ 3.50

     As of May 28, 1999, there were approximately 3,000 beneficial owners of the Company's Common Stock.

     The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently anticipates that it will retain future earnings, if any, to fund its operations.

ITEM 6. SELECTED FINANCIAL DATA

                                                        FISCAL YEARS ENDED MARCH 31,
                                              ------------------------------------------------
                                               1999       1998       1997      1996      1995
                                              -------    -------    ------    ------    ------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license and maintenance fees.....  $ 7,936    $10,397    $1,242    $  372    $  393
  Professional services -- product
     related................................    3,099      1,832       776       181        42
  Professional services -- other............       63        187       605       476       350
                                              -------    -------    ------    ------    ------
          Total revenues....................   11,098     12,416     2,623     1,029       785
                                              -------    -------    ------    ------    ------
Operating expenses:
  Cost of revenues:
     Software license and maintenance
       fees.................................      813      1,434       252       102        92
     Professional services -- product
       related..............................    2,131      1,507       470        59        14
     Professional services -- other.........       64        178       513       439       243
                                              -------    -------    ------    ------    ------
          Total cost of revenues............    3,008      3,119     1,235       600       349
  General and administrative................    2,462      1,753       442       142       132
  Sales and marketing.......................    5,303      4,342       999       237       236
  Research and development..................    1,302      1,105       428       337       407
                                              -------    -------    ------    ------    ------
          Total operating expenses..........   12,075     10,319     3,104     1,316     1,124
                                              -------    -------    ------    ------    ------
Income (loss) from operations...............     (977)     2,097      (481)     (287)     (339)
Net interest income (expense)...............    1,608        778        85       (55)      (57)
                                              -------    -------    ------    ------    ------
Income (loss) before income taxes...........      631      2,875      (396)     (342)     (396)
Provision for income taxes..................      225        365        --        --        --
                                              -------    -------    ------    ------    ------
Net income (loss)...........................  $   406    $ 2,510    $ (396)   $ (342)   $ (396)
                                              =======    =======    ======    ======    ======
Net income (loss) per common share(1):
  Basic.....................................  $   .07    $   .49    $ (.13)   $ (.14)   $ (.16)
  Diluted...................................  $   .07    $   .46    $ (.13)   $ (.13)   $ (.16)
Weighted average number of common and common
  equivalent shares outstanding(1):
  Basic.....................................    5,954      5,145     3,037     2,507     2,501
  Diluted...................................    6,122      5,417     3,037     2,548     2,542

---------------

(1) The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This Statement established new guidelines for calculating earnings per share. The Company's Earnings (Loss) per Common Share figures have been restated to conform with the provisions of SFAS No. 128.

                                                             AS OF MARCH 31,
                                           ---------------------------------------------------
                                            1999       1998       1997       1996       1995
                                           -------    -------    -------    -------    -------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments............................  $30,901    $30,829    $12,799    $   111    $   328
Working capital..........................   31,764     32,056     13,151        128        187
Total assets.............................   36,008     39,241     14,058        429        583
Advance royalty..........................       --         --        781        796        698
Deferred income taxes -- non-current.....      395         --         --         --         --
Other long-term obligations..............       --         --        150      1,042        858
Total shareholders' equity (deficit).....   33,242     34,024     12,344     (1,677)    (1,337)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SEEC develops, markets and provides integrated and comprehensive enterprise solutions that enable large organizations and third-party service providers to efficiently and effectively maintain and redevelop legacy system applications and databases. The Company's enterprise solutions utilize a suite of software products and well-defined, repeatable methodologies that are designed to automate various functions and to improve the quality, productivity and effectiveness of the reengineering process. SEEC introduced its core source code analysis technology and the first PC-based reengineering software product in 1992.

     The Company was founded in 1988 to develop tools and solutions for reengineering of legacy COBOL applications. In 1992, the Company commercially introduced its first product, COBOL Analyst. From 1992 to 1996, the Company devoted significant resources to developing its proprietary suite of products for COBOL reengineering, including products for year 2000 impact analysis. In fiscal 1995 and 1996, the Company introduced its COBOL Analyst 2000, COBOL Slicer, LAN version of COBOL Analyst, and Date Analyzer products. In fiscal 1997 and 1998, the Company introduced Smart Change 2000, COBOL Slicer, Natural Analyst 2000, AccuTest and other product line enhancements and extensions. In fiscal 1999, the Company introduced SEEC IV & V Workbench, SEEC Reengineering Workbench, SEEC Euro Workbench, SEEC Application Mosaic, and SEEC Application Enhancement. The Company has continually enhanced its COBOL Analyst product line.

     The Company derives its revenues primarily from software license and maintenance fees, professional services fees, and sales through a distributor of the Company's software products. The Company's software is licensed primarily to Fortune 1000 companies, governmental organizations and third-party service providers. Product-related services are provided to customers in conjunction with the license of software products. Other professional services are primarily programming services provided on a contract basis. The Company's enterprise solutions and software products and services are marketed through a broad range of distribution channels, including direct sales to end users, to end users in conjunction with third-party service providers, to third-party service providers and indirect sales through a distributor.

     The Company recognizes software license fees upon shipment of the software to the customer, and resolution of any material related obligations. Typically, software maintenance contracts are purchased with software licenses. Revenues from software maintenance are deferred and recognized on a straight-line basis over the contract period, which is generally one year. Software maintenance contracts are typically renewable on an annual basis, although the Company also enters into long-term maintenance contracts from time to time. Revenues from professional services are recognized as the services are provided or upon the achievement of specified performance milestones. See Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain income and expense items.

                                                               FISCAL YEARS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
REVENUES:
  Software license and maintenance fees.....................   71%     84%     48%
  Professional services -- product related..................   28      15      29
  Professional services -- other............................    1       1      23
                                                              ---     ---     ---
          Total revenues....................................  100     100     100
                                                              ---     ---     ---
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance fees..................    7      12      10
     Professional services -- product related...............   19      12      17
     Professional services -- other.........................    1       1      20
                                                              ---     ---     ---
          Total cost of revenues............................   27      25      47
  General and administrative................................   22      14      17
  Sales and marketing.......................................   48      35      38
  Research and development..................................   12       9      16
                                                              ---     ---     ---
          Total operating expenses..........................  109      83     118
                                                              ---     ---     ---
Income (loss) from operations...............................   (9)     17     (18)
Net interest income.........................................   15       6       3
                                                              ---     ---     ---
Income (loss) before income taxes...........................    6      23     (15)
Provision for income taxes..................................    2       3      --
                                                              ---     ---     ---
Net income (loss)...........................................    4%     20%    (15)%
                                                              ===     ===     ===

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998

     Revenues. Total revenues for fiscal 1999 were $11,098,000 compared to $12,416,000 for fiscal 1998, a decrease of $1,318,000, or 11%. The decrease in revenues resulted primarily from a decrease in the demand for year 2000 tools and solutions, partially offset by a substantial increase in the demand for professional services -- product related.

     Software license and maintenance fees were $7,936,000 for fiscal 1999 compared to $10,397,000 for fiscal 1998, a decrease of $2,461,000 or 24%. The decrease in software license and maintenance fees is attributable to a decrease in demand for year 2000 tools and solutions. Also contributing to the decrease in software license and maintenance fee revenue is the one-time revenue recognition of the $781,000 advance royalty from Viasoft, which occurred in fiscal 1998. See "Business -- Sales, Marketing, and Distribution" and Note 8 to the Consolidated Financial Statements.

     Professional services -- product related revenues consist of consulting, training and reengineering services fees related directly to product licenses from the Company, primarily the Company's year 2000 products. Such revenues were $3,099,000 for fiscal 1999 compared to $1,832,000 million for fiscal 1998, an increase of $1,267,000 or 69%. These increases are primarily attributable to (1) customers' increased demand for on-site assistance with their year 2000 projects, (2) additional training and consulting services, typically provided in conjunction with software license sales, and (3) additional in-house assessment, renovation, and independent verification ("IV") services performed at the Company's offices. In fiscal 1999, more so than in fiscal 1998, the Company provided extended-term, on-site services to customers on a time-and-materials basis. Either Company employees or subcontracted professionals may deliver the on-site services, depending on the nature of the engagements and staffing requirements. The Company's in-house factory services revenues comprised a larger percentage of total revenues in fiscal 1999 than in fiscal 1998. These proportions of in-house factory services revenues to total revenues are not necessarily representative of the results that can be expected in future periods. The Company expects that training, consulting, and on-site services will be the primary components of product-related professional services revenue for the foreseeable future.

     Revenues from professional services -- other consist of contract programming fees for projects unrelated to the license of the Company's software products. Such revenues were $63,000 for fiscal 1999 compared to $187,000 for fiscal 1998, a decrease of $124,000 or 66%. The Company has chosen to direct its resources away from contract programming services, and thus these revenues have declined steadily since fiscal 1997. Contract programming services were discontinued during fiscal 1999. Currently, management has no plans to continue to provide services of this type.

     Cost of Revenues. Cost of revenues includes cost of software license and maintenance fees, cost of professional services -- product related, and cost of professional services -- other. Cost of revenues consists primarily of personnel costs of employees or subcontracted personnel required to provide consulting, training, on-site or in-house factory services, and customer support services. Also included in the cost of software license and maintenance fees and cost of professional services -- product related are royalties that the Company paid to ICICI for each product sold or service provided, and to Viasoft for certain products.

     The Company's total cost of revenues was $3,008,000 for fiscal 1999, compared to $3,119,000 for fiscal 1998, representing a decrease of $111,000, or 4%. The primary reasons for the decrease in cost of revenues were the decrease in demand for year 2000 services and solutions and the elimination of royalties payable to ICICI and Viasoft. The decrease in cost of revenues was proportionately less than the decrease in revenues because of the increase in the proportion of lower-margin professional services -- product related versus higher-margin software license and maintenance fees.

     Cost of software license and maintenance fees includes royalty expenses, the costs of providing customer support and the costs of media, manuals, duplication and shipping related to the sales of the Company's software products. Customer support is primarily telephone support for customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $813,000 for fiscal 1999 compared to $1,434,000 for fiscal 1998, a decrease of $621,000 or 43%. This decrease was primarily attributable to royalties payable to ICICI, which were included in the expenses for fiscal 1998. The Company's royalty obligation was fulfilled in January 1998, during the fourth quarter of fiscal 1998. The decrease in costs resulting from the elimination of ICICI royalties was offset, to a limited extent, by the increase in costs for customer support related to additional maintenance contracts entered into during fiscal 1998 and 1999.

     Professional services -- product related costs consist primarily of compensation and related benefits, and travel and equipment for Company personnel responsible for providing consulting, training and reengineering services to customers. Also included are the costs of temporary or subcontracted labor required on occasion to meet the demands for providing services. Professional services -- product related costs were $2,131,000 for fiscal 1999 compared to $1,507,000 for fiscal 1998, an increase of $624,000 or 41%. This increase was primarily attributable to increased consulting, training, and factory services performed during fiscal 1999. The Company has expanded its professional services infrastructure to meet the demand for its solutions and services.

     Professional services -- other costs consist primarily of compensation and related benefits for Company personnel engaged in providing contract programming services for customers. Professional services -- other costs were $64,000 for fiscal 1999 compared to $178,000 for fiscal 1998, a decrease of $114,000 or 64%. The decrease corresponds to the decline in contract programming services, which ceased in October 1998.

     Gross Margins. The Company's total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 73% for fiscal 1999 as compared to 75% for fiscal 1998. The decrease in the total gross margin was primarily attributable to the decrease in software license and maintenance fees as a percentage of total revenue and a corresponding increase in professional services revenue as a percentage of total revenue. Software license and maintenance fees and professional services -- product related represented 72% and 28%, respectively, of total revenue for fiscal 1999 compared to 84% and 15% for fiscal 1998. Software license and maintenance fees have higher gross margins than professional services fees.

     Gross margin percentages were 90% and 86% for software license and maintenance fees, 31% and 18% for professional services -- product related, and
(1)% and 5% for professional services -- other, for fiscal 1999 and 1998, respectively.

     The gross margin percentages for software license and maintenance fees fluctuate depending on the mix of software products and the varying royalty expenses associated with those products. The gross margin percentages for software license and maintenance fees and professional services -- product related were favorably impacted by the discontinuation after January 1998 of the royalties payable to ICICI. The gross margin percentages for professional services -- product related vary depending on the type of services provided and the timing and amount of costs incurred to build up the professional services infrastructure. Services that are relatively highly automated, such as year 2000 assessments and IV, typically require fewer professional hours to perform than services involving planning, source code remediation or testing. Furthermore, the Company's pricing for product-related services varies based on the complexity and scope of the engagement and competitive considerations. The professional services -- product related gross margin percentage in fiscal 1999 reflects the benefits of having a professional staff in place and in a revenue-producing mode. In fiscal 1998, additional costs were incurred for recruiting, hiring, training, and purchasing equipment for new professionals. This divergence of costs and revenues in a particular period is likely to recur, therefore continuing to have a varying impact on gross margin percentages.

     The gross margin percentages for professional services -- other fluctuate based on the prices of the individual service contracts, the Company's payroll and other costs of professional staff providing the services, and the proportionate contribution of each contract to the total revenue for this category during the period. The Company has discontinued these services in fiscal 1999.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, incentive compensation and related benefits of the Company's sales, sales support, and marketing personnel, plus the costs of travel, advertising, and other promotional activities. Sales and marketing expenses were $5,303,000 for the fiscal year 1999 compared to $4,342,000 for fiscal 1998, an increase of $961,000 or 22%. The increase was primarily due to the Company's continued efforts to increase the direct sales and marketing of its products and solutions to customers. The Company established operations in the United Kingdom and India during fiscal 1998. In fiscal 1999, the Company established operations in Germany, South Korea, and Singapore, and also expanded its sales and marketing activities in Latin America. The Company continues to recruit and hire personnel for its domestic and international sales efforts, while increasing global market awareness of the Company's products and solutions through expanded advertising and other promotional activities.

     General and Administrative. General and administrative expenses include the costs of general management, finance, legal, accounting, office facilities, communications, and other administrative functions. General and administrative expenses were $2,462,000 for fiscal 1999 compared to $1,753,000 for fiscal 1998, an increase of $709,000 million or 40%. This increase is primarily due to continued investment in the Company's infrastructure, and international expansion to the United Kingdom, Germany, India, Korea, and Singapore. The additional payroll and payroll-related costs, rent, insurance, and professional service costs reflect the Company's expansion of operations and the addition of staff.

     Research and Development. Total expenditures for research and development were $1,302,000 in fiscal 1999 compared to $1,105,000 in fiscal 1998, an increase of $197,000 or 18%. This increase is due to additional research and development personnel costs and related facilities, computer equipment, and benefits costs, including the additional costs attributable to the acquisition described in Note 3 to the Consolidated Financial Statements. During fiscal 1998, research and development expenses included fees paid on a work-for-hire basis to ERA for certain projects performed offshore. The research and development services formerly provided to the Company by ERA are now provided by SEEC Asia. Expenditures for research and development will vary depending upon the number of projects underway at any time, the size of the projects, and their stage of development.

     Net Interest Income. Net interest income includes interest income and interest expense. Net interest income was $1,608,000 in fiscal 1999, compared to $778,000 in fiscal 1998, an increase of 107%. The increase in net interest income in fiscal 1999 was due to interest earned on the proceeds from the Company's secondary public offering in February 1998. The net proceeds were invested in money market funds and high-grade bond funds with average maturities of less than two years.

     The Company incurred interest expense of $26,000 in fiscal 1998, consisting primarily of interest on the Company's loan payable to ICICI, and also interest on accrued but unpaid royalties payable to ICICI. The ICICI loan was paid in full on June 30, 1997, and all royalty-related obligations to ICICI were fulfilled during fiscal 1998.

     Income Taxes. The provision for income taxes was $225,000 and $365,000 for fiscal 1999 and 1998, respectively, resulting in effective tax rates of 36% and 13%, respectively. The Company's effective tax rate was affected by the availability of net operating loss carryforwards, which reduced the Company's federal tax liability for fiscal 1999 and 1998, and eliminated the Company's federal tax liability in fiscal 1997. See Note 13 to Consolidated Financial Statements.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1997

     Revenues. Total revenues for fiscal 1998 were $12,416,000 compared to $2,623,000 for fiscal 1997, an increase of $9,793,000, or 373%. The increase in revenues resulted primarily from increases in software license and maintenance fees, including approximately $781,000 attributable to the revenue recognition of the non-recurring advance royalty from Viasoft. See "Business -- Sales, Marketing, and Distribution" and Note 8 to the Consolidated Financial Statements. The increase also resulted, to a lesser extent, from increased professional services -- product related revenues which was offset, in substantial part, by a planned decrease in professional services -- other revenues.

     Software license and maintenance fees were $10,397,000 for fiscal 1998 compared to $1,242,000 for fiscal 1997, an increase of $9,155,000 or 737%. The increase in software license and maintenance fees is attributable to (1) the Company's recent build-up of its sales and marketing infrastructure to market its products and solutions directly to end users, (2) new product introductions and increased customer awareness of the year 2000 problem, both of which resulted in higher demand for the Company's tools and solutions, (3) expanded distribution of the Company's products and solutions through ERA and third-party service providers, and (4) revenue recognition of the $781,000 advance royalty from Viasoft, which occurred in the first quarter of fiscal 1998.

     Professional services -- product related revenues consist of consulting, training and reengineering services fees related directly to product licenses from the Company, primarily the Company's year 2000 products. Such revenues were $1,832,000 for fiscal 1998 compared to $776,000 for fiscal 1997, an increase of $1,056,000 or 136%. These increases are primarily attributable to increased year 2000 assessment and remediation services performed during fiscal 1998.

     Revenues from professional services -- other consist of contract programming fees for projects unrelated to the license of the Company's software products. Such revenues were $187,000 for fiscal 1998 compared to $604,000 for fiscal 1997, a decrease of $417,000 or 69%. The Company has been redirecting its programming resources to meet increased demand for its year 2000 products and services. As a result, revenues from professional services -- other have been steadily decreasing since the second quarter of fiscal 1997 and are not expected to comprise a significant portion of overall revenues in the future.

     Cost of Revenues. Cost of revenues includes cost of software license and maintenance fees, cost of professional services -- product related, and cost of professional services -- other. Included in the cost of software license and maintenance fees and cost of professional services -- product related are royalties which the Company paid to ICICI for each product sold or service provided, and to Viasoft for certain products and services. Through December 31, 1996, the Company had also paid royalties to ERA. Such royalty payments were eliminated effective January 1, 1997 by mutual agreement between the Company and ERA.

     The Company's total cost of revenues was $3,119,000 for fiscal 1998, compared to $1,235,000 for fiscal 1997, representing an increase of $1,884,000 or 153%. The increase was primarily attributable to the additional costs of royalties and personnel required to provide customer support and year 2000 services. Both the additional royalty and personnel costs were directly related to increased revenues.

     Cost of software license and maintenance fees includes the costs of providing customer support and the costs of media, manuals, duplication and shipping related to the sales of the Company's software products. Customer support is primarily telephone support for customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $1,434,000 for fiscal 1998 compared to $252,000 for fiscal 1997, an increase of 469%. This increase was primarily attributable to increased royalty expenses, particularly royalties payable to ICICI. Royalty expense is calculated as a percentage of revenues from sales of software products specified in the ICICI and Viasoft agreements. In addition, the Company incurred increased costs for customer support related to additional maintenance contracts entered into during fiscal 1998.

     Professional services -- product related costs consist primarily of compensation and related benefits, and travel and equipment for Company personnel responsible for providing consulting, training and reengineering services to customers. Also included are the costs of temporary or subcontracted labor required on occasion to meet the demands for providing services. Professional services -- product related costs were $1,507,000 for fiscal 1998 compared to $470,000 for fiscal 1997, an increase of $1,037,000 or 221%. This increase was primarily attributable to services related to increased purchases of the Company's Smart Change Factory solution and increased year 2000 assessment and remediation services performed in fiscal 1998. The Company has built up its professional services infrastructure to address increasing demand for its year 2000 products and solutions.

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

     Gross Margins. The Company's total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 75% for fiscal 1998 as compared to 53% for fiscal 1997. The increase in the total gross margin was primarily attributable to the increase in software license and maintenance fees as a percentage of total revenue. Software license and maintenance fees represented 84% of total revenue for fiscal 1998 compared to 47% for fiscal 1997. Software license and maintenance fees have higher gross margins than professional service fees.

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

     The gross margin percentages for professional services -- product related vary depending on the type of services provided and the timing and amount of costs incurred to build up the professional services infrastructure. Services that have higher degrees of automation, such as year 2000 inventory and impact assessments, typically require fewer professional hours to perform than services involving planning, source code remediation or testing. Furthermore, the Company's pricing for product-related services varies based on the complexity and scope of the engagement and competitive considerations. The professional services -- product related gross margin percentage of 18% during fiscal 1998 reflected additional costs incurred for recruiting, hiring, training and purchasing equipment for new professionals. The Company was building its professional services infrastructure, typically in advance of contract signing and commencement of services, so that adequate resources were available to meet the continuing demand for year 2000 products and solutions. While these costs are likely to recur, the timing and amounts are expected to fluctuate from period to period and will therefore have a varying impact on gross margin percentages. Furthermore, the gross margin percentage of 39% during fiscal 1997 was higher due to a greater level of automated services performed in the period.

     The gross margin percentages for professional services -- other fluctuate based on the prices of the individual service contracts, the Company's payroll and other costs of professional staff providing the services, and the proportionate contribution of each contract to the total revenue for this category during the period.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, incentive compensation and related benefits of the Company's sales, sales support, and marketing personnel, plus the costs of travel, advertising, and other promotional activities. Sales and marketing expenses were $4,342,000 for the fiscal year 1998 compared to $999,000 for fiscal 1997, an increase of $3,343,000 or 335%. This increase was primarily due to the Company's decision to increase the direct sales and marketing of its products and solutions to customers to address year 2000 revenue opportunities. Spending accelerated in the latter part of fiscal 1997 and continued through fiscal 1998, as funds raised in the Company's initial and second public offerings were used to recruit and hire sales and sales support personnel, to add domestic and international sales offices and to increase market awareness of the Company's products and solutions through expanded advertising, participation in trade shows and conferences, and other promotional activities.

     General and Administrative. General and administrative expenses include the costs of general management, finance, legal, accounting, office facilities, communications, and other administrative functions. General and administrative expenses were $1,753,000 for fiscal 1998 compared to $442,000 for fiscal 1997, an increase of $1,311,000 or 297%. These increases are primarily due to additional payroll and related costs, rent, insurance and professional service costs, reflective of the Company's growth and expanded operations and costs associated with being a public company.

     Research and Development. Total expenditures for research and development were $1,105,000 in fiscal 1998 compared to $428,000 in fiscal 1997, an increase of $677,000 or 158%. Expenditures for research and development vary depending upon the number of projects underway at any time, the size of the projects, their stage of development, and the in-house versus off-shore components of the project costs. The Company utilized the resources of ERA for certain research and development. Furthermore, during fiscal 1997, the Company temporarily redirected some professional research and development staff to meet the increased demand for year 2000 services.

     Net Interest Income. Net interest income includes interest income and interest expense. Net interest income was $778,000 in fiscal 1998 compared to $85,000 in fiscal 1997, an increase of $693,000 or 815%.

     Interest income was $804,000 in fiscal 1998 compared to $135,000 in fiscal 1997, representing a 496% increase. This increase was due primarily to interest earned on the net proceeds from the Company's initial public offering in January 1997 and also from the follow-on offering in February 1998. The proceeds are invested in money market funds and high-grade government and corporate bonds and bond funds with average maturities of less than two years.

     Interest expense consists of accrued interest on indebtedness and interest on accrued but unpaid royalties payable to ICICI. Interest expense for fiscal 1998 was $26,000 compared to $50,000 in fiscal 1997, a decrease of $24,000, or 48%. Until July 1996, interest expense included interest on notes and advances payable to certain directors and shareholders, and deferred salaries of two officers and shareholders. These interest-bearing obligations were converted to shares of the Company's Common Stock in July 1996. Interest expense on the Company's indebtedness to ICICI was included in all twelve months of fiscal 1997, but only three months of interest expense was included in fiscal 1998. The ICICI loan was paid in full on June 30, 1997.

     Income taxes. The provision for income taxes was $365,000 in fiscal 1998. No provision for income taxes was recorded in fiscal 1997. In fiscal 1997, the Company had calculated a net deferred tax asset, which was offset by a valuation allowance. The valuation allowance was eliminated in fiscal 1998 based on future taxable income arising from the reversals of existing taxable temporary differences. The Company's effective tax rate was 13% in fiscal 1998, which was substantially less than the statutory rates because of the elimination of the valuation allowance. See Note 13 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through sales of equity securities and positive cash flows from operations. In fiscal 1997, the Company sold 211,425 shares of Common Stock in a private placement for $747,000, and sold 2,070,000 shares of Common Stock in an initial public offering, the net proceeds of which were $13.0 million. In fiscal 1998, the Company sold 1,030,000 shares of Common Stock in a secondary public offering, the net proceeds of which were $19.1 million.

     At March 31, 1999, the Company had cash, cash equivalents, and short-term investments of $30.9 million, and working capital of $31.8 million. At March 31, 1998, the Company had cash, cash equivalents, and short-term investments of $30.8 million and working capital of $32.1 million.

     The Company's cash flows have been used primarily for general operating expenses, to purchase equipment, furniture and leasehold improvements, and to fund internal research and development. In addition, in fiscal 1999, the Company purchased 278,900 shares of its Common Stock for $1,302,000 under the stock repurchase program described in Note 2 to the Consolidated Financial Statements. Also in fiscal 1999, the Company paid $1,036,000 to satisfy its obligation in connection with the acquisition of an affiliate, as described in Note 3 to the Consolidated Financial Statements.

     The Company's cash balances may be used to develop international sales and marketing efforts, expand domestic sales and marketing efforts, establish additional facilities, hire additional personnel, increase research and development for enterprise solutions, increase capital expenditures and for working capital and other general corporate purposes. The Company may utilize cash to develop or acquire other businesses, products or technologies complementary to its current business. The amounts actually expended for each such purpose may vary significantly and are subject to change at the Company's discretion, depending upon certain factors, including economic or industry conditions, changes in the competitive environment and strategic opportunities that may arise. Management believes that cash flows from operations and the current cash balances will be sufficient to meet the Company's liquidity needs for the foreseeable future. In the longer term, the Company may require additional sources of capital to fund future growth. Such sources of capital may include additional equity offerings or debt financings.

IMPACT OF INFLATION

     Increases in the inflation rate are not expected to materially affect the Company's operating results. Inflationary cost increases have not been material in recent years, and to the extent allowed in light of competitive pressures, such increases are passed on to customers through increased billing rates.

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

YEAR 2000 CONSIDERATIONS

     The year 2000 problem refers to the inability of many existing computer systems to completely or accurately process information or logic involving the year 2000 and beyond. The problem results from the use of two-digit date fields to perform computations and decision-making functions in many computer systems. For example, a program using a two-digit date field may misinterpret "00" as the year 1900 rather than 2000. Date-dependent programs are ubiquitous in computer systems used in many critical business operations. Unless these programs are remediated to address the year 2000 problem, many mission-critical programs may fail or produce erroneous data or results.

     The Company has established a formal program to address any potential year 2000 compliance issues relating to its internal operating systems, products, distributors, resellers and vendors. The Company has reviewed all of its major internal operating systems and is continuing to monitor any new additions to its internal operating systems for year 2000 compliance. Substantially all of the Company's internally-developed products have been designed and tested to satisfy the Company's year 2000 specifications. The Company is currently reviewing the status of its distributors, resellers and vendors regarding year 2000 compliance. The Company believes that the risk of disruption of the Company's operations due to the year 2000 problem is minimal. However, the Company relies upon various third-party organizations for basic services such as electrical power, telecommunications, postage and delivery, banking, and other infrastructure services. In a worst-case scenario, the Company could suffer adverse consequences as a result of interruption of some or all of these services. These third-party dependencies are not unique to the Company or to companies in its industry or geographical location. Disruptions in these infrastructure services would likely have a negative impact on most business enterprises. The Company is currently developing specific contingency plans to operate during such disruptions in infrastructure services.

     The cost of the Company's year 2000 compliance program is not expected to have a material effect on the Company's results of operations or liquidity. To date, the Company has not incurred significant costs with respect to its year 2000 compliance efforts, and anticipates that total expenses will not exceed $10,000. However, there can be no assurance that the Company will not experience material adverse consequences in the event that the Company's year 2000 compliance program is not successful, or its distributors, resellers or vendors are unable to resolve their year 2000 compliance issues in a timely manner.

OTHER

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires that an enterprise display the components of comprehensive income for each period presented. The Company adopted SFAS No. 130 effective April 1, 1998. Comparative information for prior periods is presented in the Financial Statements. Results of operations and financial position were not affected by the implementation of this standard. The Company's comprehensive income (loss) is disclosed on the Consolidated Statement of Shareholders' Equity (Deficit) for each period presented.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. The Company adopted SFAS No. 131 effective April 1, 1998. The Company operates in one industry segment. Geographic information and major customers are disclosed in
Note 5 to the Consolidated Financial Statements.

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS No. 132") revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. SEEC currently has no pension benefit plans for its employees and as such is not subject to the disclosure requirements of this Statement.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued in June 1998. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 1999. SFAS No. 133 requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at fair value. Gains and losses of derivative financial instruments not designated as hedges are to be recognized in earnings. The Company currently has no derivative financial instruments, and as such, will not be subject to the requirements of SFAS No. 133.

     On April 1, 1998 the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which specifies the criteria that must be met for recognizing revenues from software sales The adoption of SOP 97-2 has not had a material effect on the Company's financial position or results of operations.

ITEM 7A. MARKET RISK

     Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's cash equivalent investments. The Company has not used derivative financial instruments. The Company invests its excess cash in short-term, floating-rate instruments that carry a degree of interest rate risk. These instruments may produce less income than expected if interest rates fall.

     Foreign Currency Risk. The Company's international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially and adversely impacted by changes in these or other factors. The Company is exposed to foreign currency exchange rate fluctuations as the financial results of its foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability. The effect of foreign exchange rate fluctuations on the Company has not been material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 below and the index therein for a listing of financial statements and supplementary data filed as part of this report.

                                   SEEC, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                PAGE
                                                                ----
Report of Independent Certified Public Accountants..........      33
Consolidated Balance Sheets.................................      34
Consolidated Statements of Operations.......................      35
Consolidated Statements of Changes in Shareholders' Equity
  (Deficit).................................................      36
Consolidated Statements of Cash Flows.......................      37
Notes to Consolidated Financial Statements..................   38-50
Schedule II -- Valuation And Qualifying Accounts............      54

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors
SEEC, Inc.
Pittsburgh, Pennsylvania

     We have audited the accompanying consolidated balance sheets of SEEC, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1999. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEEC, Inc. and subsidiaries as of March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

     Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                          BDO Seidman, LLP

Boston, Massachusetts
May 19, 1999

                                   SEEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $22,448,176    $23,795,965
  Short-term investments (Note 4)...........................    8,452,685      7,032,550
  Accounts receivable:
     Trade -- less allowance for doubtful accounts of
      $210,000 and $50,000 at March 31, 1999 and 1998,
      respectively (Notes 5 and 10).........................    2,701,438      5,709,495
     Affiliate -- ERA (Notes 7 and 8).......................           --        189,097
  Prepaid expenses and other current assets.................      532,910        545,980
                                                              -----------    -----------
          Total current assets..............................   34,135,209     37,273,087
PROPERTY AND EQUIPMENT, NET (Notes 6 and 10)................    1,102,520      1,115,659
GOODWILL AND OTHER INTANGIBLE ASSETS, LESS
  ACCUMULATED AMORTIZATION of $155,436 and $10,000 at March
     31, 1999 and 1998, respectively (Note 3)...............      770,378        852,000
                                                              -----------    -----------
                                                              $36,008,107    $39,240,746
                                                              ===========    ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable:
     Trade..................................................  $   625,984    $ 1,053,253
     Affiliate -- ERA (Notes 7 and 8).......................           --        230,085
  Obligation to ERA in connection with acquisition (Note
     3).....................................................           --      1,036,000
  Accrued payroll, related taxes and withholdings...........      399,044        823,372
  Accrued royalties (Notes 7 and 8).........................       19,025        224,206
  Other accrued expenses....................................      428,107        522,220
  Deferred maintenance revenue..............................      703,147        924,039
  Customer advance..........................................           --         31,705
  Income taxes payable (Note 13)............................      195,800             --
  Deferred income taxes (Note 13)...........................           --        372,330
                                                              -----------    -----------
          Total current liabilities.........................    2,371,107      5,217,210
DEFERRED INCOME TAXES (Note 13).............................      394,960             --
                                                              -----------    -----------
          Total liabilities.................................    2,766,067      5,217,210
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 7, 8, 11, 12 and 16)
SHAREHOLDERS' EQUITY (Notes 2, 9, 11 and 15):
  Preferred stock -- no par value; 10,000,000 shares
     authorized; none outstanding...........................
  Common stock -- $.01 par value; 20,000,000 shares
     authorized; 6,084,147 and 6,076,546 issued at March 31,
     1999 and 1998, respectively............................       60,842         60,765
  Additional paid-in capital................................   33,576,796     33,566,408
  Retained earnings.........................................      766,569        382,047
  Less treasury stock, at cost -- 255,960 shares............   (1,182,496)            --
  Accumulated other comprehensive income....................       20,329         14,316
                                                              -----------    -----------
          Total shareholders' equity........................   33,242,040     34,023,536
                                                              -----------    -----------
                                                              $36,008,107    $39,240,746
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED MARCH 31,
                                                       ----------------------------------------
                                                          1999           1998           1997
                                                       -----------    -----------    ----------
REVENUES (Note 5):
  Software license and maintenance fees (Notes 7 and
     8)..............................................  $ 7,935,642    $10,397,418    $1,241,911
  Professional services -- product related...........    3,099,396      1,832,197       776,287
  Professional services -- other.....................       63,469        185,994       604,466
                                                       -----------    -----------    ----------
          Total revenues.............................   11,098,507     12,415,609     2,622,664
                                                       -----------    -----------    ----------
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance fees (Notes 7
       and 8)........................................      813,455      1,434,270       252,368
     Professional services -- product related........    2,130,638      1,506,865       470,159
     Professional services -- other (Note 7).........       64,390        177,542       512,559
                                                       -----------    -----------    ----------
          Total cost of revenues.....................    3,008,483      3,118,677     1,235,086
  General and administrative (Note 12)...............    2,461,822      1,753,083       441,717
  Sales and marketing................................    5,303,120      4,342,323       999,496
  Research and development (Note 7)..................    1,302,391      1,104,732       427,490
                                                       -----------    -----------    ----------
          Total operating expenses...................   12,075,816     10,318,815     3,103,789
                                                       -----------    -----------    ----------
INCOME (LOSS) FROM OPERATIONS........................     (977,309)     2,096,794      (481,125)
NET INTEREST INCOME (Notes 10 and 15)................    1,608,419        778,002        84,736
                                                       -----------    -----------    ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES..............................................      631,110      2,874,796      (396,389)
PROVISION FOR INCOME TAXES (Note 13).................      225,000        365,000            --
                                                       -----------    -----------    ----------
NET INCOME (LOSS)....................................  $   406,110    $ 2,509,796    $ (396,389)
                                                       ===========    ===========    ==========
Net income (loss) per common share (Note 14):
     Basic...........................................  $      0.07    $      0.49    $    (0.13)
                                                       ===========    ===========    ==========
     Diluted.........................................  $      0.07    $      0.46    $    (0.13)
                                                       ===========    ===========    ==========
Weighted average number of common and common
  equivalent shares outstanding:
     Basic...........................................    5,954,472      5,145,032     3,037,484
                                                       ===========    ===========    ==========
     Diluted.........................................    6,122,111      5,416,569     3,037,484
                                                       ===========    ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                   YEARS ENDED MARCH 31, 1997, 1998 AND 1999

                               COMMON STOCK                       RETAINED                    ACCUMULATED        TOTAL
                            -------------------   ADDITIONAL      EARNINGS                       OTHER       SHAREHOLDERS'
                            NUMBER OF               PAID-IN     (ACCUMULATED    TREASURY     COMPREHENSIVE       EQUITY
                             SHARES     AMOUNT      CAPITAL       DEFICIT)        STOCK      INCOME (LOSS)     (DEFICIT)
                            ---------   -------   -----------   ------------    --------     -------------   -------------
Balance -- April 1,
  1996....................  2,357,923   $23,580   $    30,812   $(1,731,360)   $        --     $     --       $(1,676,968)
Comprehensive income
  (loss):
  Net loss for year.......        --        --             --      (396,389)            --           --                --
  Unrealized losses on
    investments...........        --        --             --            --             --      (67,600)               --
  Total comprehensive
    income (loss).........        --        --             --            --             --           --          (463,989)
Issuance of common stock
  for:
  Conversion of notes and
    other long-term
    liabilities payable to
    related parties (Note
    15)...................   237,025     2,370        783,165            --             --           --           785,535
  Cash (Note 15)..........   211,425     2,114        745,326            --             --           --           747,440
Initial public offering,
  less issuance costs
  (Note 2)................  2,070,000   20,700     12,929,054            --             --           --        12,949,754
Exercise of warrants (Note
  11).....................   124,460     1,244          1,244            --             --           --             2,488
                            ---------   -------   -----------   -----------    -----------     --------       -----------
Balance -- March 31,
  1997....................  5,000,833   50,008     14,489,601    (2,127,749)            --      (67,600)       12,344,260
Comprehensive income:
  Net income for year.....        --        --             --     2,509,796             --           --                --
  Unrealized gains on
    investments, net of
    taxes.................        --        --             --            --             --       81,916                --
  Total comprehensive
    income................        --        --             --            --             --           --         2,591,712
Public offering, less
  issuance costs (Note
  2)......................  1,030,000   10,300     19,058,345            --             --           --        19,068,645
Exercise of stock options
  (Note 9)................     2,715        27         18,032            --             --           --            18,059
Exercise of warrants (Note
  11).....................    42,998       430            430            --             --           --               860
                            ---------   -------   -----------   -----------    -----------     --------       -----------
Balance -- March 31,
  1998....................  6,076,546   60,765     33,566,408       382,047             --       14,316        34,023,536
Comprehensive income:
  Net income for year.....        --        --             --       406,110             --           --                --
  Unrealized gains on
    investments, net of
    taxes.................        --        --             --            --             --        6,013                --
  Total comprehensive
    income................        --        --             --            --             --           --           412,123
Exercise of stock options
  (Note 9)................     7,601        77         10,388            --             --           --            10,465
Purchase of common stock
  (Note 2)................        --        --             --            --     (1,302,496)          --        (1,302,496)
Issuance of shares under
  employee stock purchase
  plan (Notes 2 and 9)....        --        --             --       (21,588)       120,000           --            98,412
                            ---------   -------   -----------   -----------    -----------     --------       -----------
Balance -- March 31,
  1999....................  6,084,147   $60,842   $33,576,796   $   766,569    $(1,182,496)    $ 20,329       $33,242,040
                            =========   =======   ===========   ===========    ===========     ========       ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED MARCH 31,
                                                           -----------------------------------------
                                                              1999           1998           1997
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)........................................  $   406,110    $ 2,509,796    $  (396,389)
Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
  Depreciation and amortization..........................      384,020        103,960         36,050
  Provision for doubtful accounts........................      175,363         71,975          9,392
  Loss on disposals of equipment.........................          925         32,023             --
  Accrued noncurrent interest............................           --             --         13,420
  Accrued noncurrent royalty.............................           --        (30,331)         1,291
  Deferred income taxes..................................       20,200        365,000             --
Changes in operating assets and liabilities:
  Accounts receivable -- trade...........................    2,832,694     (4,909,107)      (637,076)
  Accounts receivable -- affiliate.......................      189,097       (104,955)       (83,150)
  Prepaid expenses.......................................       13,071       (367,770)      (138,476)
  Accounts payable -- trade..............................     (427,268)       746,475        246,362
  Accounts payable -- affiliate..........................     (230,085)       206,435         23,650
  Accrued payroll, related taxes and withholdings........     (424,329)       777,182        (23,770)
  Accrued royalties......................................     (205,181)       133,697         90,509
  Other accrued expenses.................................     (118,113)       439,662         76,044
  Deferred maintenance revenue...........................     (220,892)       744,961         68,275
  Income taxes payable...................................      195,800             --             --
  Advance royalty........................................           --       (780,552)       (15,927)
  Other, net.............................................      (27,101)        13,789        (26,034)
                                                           -----------    -----------    -----------
       Net cash provided (used) by operating
         activities......................................    2,564,311        (47,760)      (755,829)
                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.....................     (239,222)      (868,003)      (127,922)
  Expenditures for trademarks............................      (46,421)            --             --
  Purchases of short-term investments....................   (2,742,296)    (2,173,163)    (9,055,371)
  Sales of short-term investments........................    1,350,000      4,220,000             --
  Payment of obligation in connection with acquisition of
    affiliate............................................   (1,036,000)            --             --
  Other..................................................       (4,542)         5,926             --
                                                           -----------    -----------    -----------
       Net cash provided (used) by investing
         activities......................................   (2,718,481)     1,184,760     (9,183,293)
                                                           -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt............................           --       (240,000)       (60,000)
  Purchases of treasury stock............................   (1,302,496)            --             --
  Proceeds from issuances of common stock, net...........      108,877     19,087,564     13,699,682
                                                           -----------    -----------    -----------
       Net cash provided (used) by financing
         activities......................................   (1,193,619)    18,847,564     13,639,682
                                                           -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents.....   (1,347,789)    19,984,564      3,700,560
Cash and cash equivalents, beginning of period...........   23,795,965      3,811,401        110,841
                                                           -----------    -----------    -----------
Cash and cash equivalents, end of period.................  $22,448,176    $23,795,965    $ 3,811,401
                                                           ===========    ===========    ===========
Supplemental cash flow information:
Cash paid during the period for interest.................  $        --    $    27,464    $    40,500
                                                           ===========    ===========    ===========
Conversion of debt to common stock (Note 15).............  $        --    $        --    $   785,535
                                                           ===========    ===========    ===========
Unrealized gains (losses) on investments, net of taxes...  $     6,013    $    81,916    $   (67,600)
                                                           ===========    ===========    ===========
Non-cash investing and financing activities:
  Business acquisition:
  Fair value of assets acquired..........................  $        --    $   404,602    $        --
  Goodwill, net..........................................           --        717,398             --
  Current liabilities assumed............................           --        (81,000)            --
  Write-off of investment in affiliate...................           --         (5,000)            --
                                                           -----------    -----------    -----------
  Obligation incurred to seller..........................  $        --    $ 1,036,000    $        --
                                                           ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of SEEC, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), including SEEC Holdings, Inc., organized in February 1998, SEEC Europe Limited, organized in April 1997, SEEC Technologies Asia Private Limited ("SEEC Asia"), organized in March 1998 (see Note 3), and SEEC Germany GmbH, organized in July 1998. Also included are the accounts of the unincorporated branch operations located in South Korea. All significant intercompany balances and transactions have been eliminated.

     Business. The Company provides a suite of software products and related services to assist primarily Fortune 1000 companies and similarly-sized business and governmental organizations in the reengineering of legacy COBOL software applications and related databases for large mainframe systems. The Company also provides solutions for the system reengineering required to transform and integrate mainframe systems with e-commerce and new software systems, for year 2000 compliance, and to support the migration of existing COBOL applications from a mainframe to a client/server environment.

     The Company's PC-Windows-based products for COBOL application reengineering are designed to be alternatives to mainframe-based tools. Marketing efforts are conducted through the Company's direct sales force and relationships with third party service providers under non-exclusive marketing licenses. The Company sells and supports its products and services primarily from its Pittsburgh, Pennsylvania headquarters. The Company also conducts sales and limited support activities through its foreign operations. SEEC Asia also engages in research and development.

     Until February 27, 1998, the Company had a strategic software research and development alliance with ERA Software Systems Private, Limited (ERA), a software consulting and development company based in India. The Company and ERA were affiliated through common ownership until the Company acquired certain of ERA's assets and operations in a transaction effective February 28, 1998 (see Notes 3, 7 and 8).

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

     Cash, Cash Equivalents and Concentrations of Credit Risk. The statements of cash flows classify changes in cash and cash equivalents (short-term, highly-liquid investments readily convertible into cash with an original maturity of three months or less) according to operating, investing or financing activities. Cash equivalents consist of funds in money market accounts and were $22,326,497, $23,708,170 and $3,798,799 at March 31, 1999, 1998 and 1997,
respectively. Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, temporary cash investments and accounts receivable.

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

     Revenue Recognition. Revenues are derived from the license of software products, customer support and maintenance contracts, and services contracts, including consulting and training services. Revenue from product license fees is recognized upon shipment and resolution of any material vendor obligations. Customer support and maintenance contract revenue is recognized ratably over the term of the related agreement. The Company provides programming and reengineering services under time and materials and fixed-price contracts. Revenues from time and materials contracts are recognized as the services are provided. Revenues from fixed-price contracts are recognized on achievement of specified performance milestones negotiated with customers. This method, which recognizes revenues on substantially the same basis as the percentage-of-completion method, is used because management considers milestones to be the best available measure of progress. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determinable (see Note 8).

     On April 1, 1998, the Company adopted AICPA Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") which specifies the criteria that must be met for recognizing revenues from software sales. The adoption of SOP 97-2 has not had a material impact on the Company's financial position or results of operations.

     Property and Equipment. Property and equipment are stated at cost. Maintenance and repairs that are not considered to extend the useful life of assets are charged to operations as incurred.

     The straight-line method of depreciation was adopted for all property and equipment placed in service after December 31, 1997. For property and equipment acquired previously, depreciation and amortization is calculated using the declining-balance method. The Company believes the new method more appropriately reflects its financial results by better allocating costs of new assets over their estimated useful lives. The effect of this change on net income for the year ended March 31, 1998 was not material. Estimated useful lives of assets are as follows: computer equipment--3 to 5 years; software and other equipment--5 years; furniture and fixtures--5 to 7 years; and leasehold improvements--life of the lease.

     Investment in Affiliate. Investment in affiliate represents the Company's investment in ERA prior to the acquisition discussed in Note 3. The investment, which represented an ownership interest of less than 10%, was accounted for at cost. The common ownership interests of the Company and ERA were not considered sufficient to enable either of them to exert significant influence necessary to require the Company's investment in ERA to be accounted for under the equity method of accounting. Further, in management's opinion, the use of the equity method of accounting would not have had a significant effect on the Company's financial position or results of operations.

     Goodwill and Other Intangible Assets. Goodwill represents the excess of the consideration paid for the purchase of certain of ERA's assets and operations over the fair value of the net assets acquired, and is being amortized over a five-year period. The carrying value of goodwill is assessed on an ongoing basis, based on an evaluation of future cash flows. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Other intangibles, which include trademarks, are amortized on a straight-line basis over the estimated useful lives of the assets.

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

     Advertising Costs. Advertising costs are expensed as incurred and totaled $531,473, $316,767 and $97,668 for the years ended March 31, 1999, 1998 and
1997, respectively.

     Stock-Based Compensation. The Company accounts for its stock-based employee compensation plans in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company adopted this statement during the year ended March 31, 1997; however, it has elected to continue to account for stock options at their intrinsic value with disclosures of the effects of fair value accounting on net income (loss) and net income (loss) per share on a pro forma basis (see Note 9).

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

     Net Income (Loss) per Common Share. Earnings per share (EPS) for all periods presented is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). The provisions and disclosure requirements for SFAS No. 128 were required to be adopted for interim and annual periods ending after December 15, 1997, with restatement of EPS for prior periods (see Note 14).

     Financial Instruments. The estimated fair value of the Company's financial instruments, which include short-term investments, accounts receivable, accounts payable and off-balance-sheet letters of credit, approximates their carrying value.

     Comprehensive Income. Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. SFAS 130 requires that all items recognized as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. The Company's comprehensive income has been included in the consolidated statement of stockholders' equity for all periods.

     Segment Reporting. Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public companies report information about operating segments and geographical information in annual and interim financial statements. The Company operates in one industry segment. See Note 5 for geographic information.

     Disclosures about Pensions and Other Postretirement Benefits. Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106," revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company currently has no pension benefit plans for its employees, and as such is not subject to the disclosure requirements of this Statement.

     Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation. The prior year distribution of assets and liabilities acquired, estimated in connection with the acquisition discussed in Note 3, has been adjusted to reflect final actual amounts.

NOTE 2 -- CAPITAL STOCK AND PUBLIC OFFERINGS

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

     In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3,000,000 to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, employee stock purchase plan transactions, and for other corporate purposes. During the year ended March 31, 1999, the Company repurchased 278,900 shares and used 22,940 shares to cover employee stock purchase plan transactions. Repurchased shares are recorded as treasury shares.

NOTE 3 -- ACQUISITION

     On February 27, 1998, the Company entered into an agreement with ERA, whereby ERA transferred its distribution rights for Company products, plus certain fixed assets and 30 former ERA employees engaged exclusively in Company-related research and development, sales and administration, for a net consideration of $1,041,000. With the acquisition, the Company assumed control of ERA's research and development and distribution functions. All Company-related research and development work performed by ERA through the date of the acquisition had been previously expensed by the Company as incurred. SEEC Asia was formed to effect the acquisition and to subsequently control and manage the acquired rights, assets and product development projects previously owned or managed by ERA, as well as to expand the Company's sales and marketing efforts in the Asian and Pacific Rim regions.

     The acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired business are included in the Company's consolidated financial statements since the effective date. The acquisition was effective at the close of business on February 28, 1998, with final closing and remittance of the net consideration completed in August 1998. The aggregate purchase price was allocated to the net assets acquired based upon their respective fair market values. The excess of the purchase price over the fair values of the net assets acquired of $717,398 was allocated to goodwill and is being amortized on a straight-line basis over five years. Under terms of the agreement, the Product Purchase Agreement and the Marketing Agreement between the Company and ERA (as discussed at Note 7) were terminated.

     Based upon the fair market values on the effective date of the acquisition, the purchase price was allocated as follows:

Property and equipment......................................  $  260,000
Goodwill....................................................     717,398
Other intangibles -- option to purchase land................     144,602
Current liabilities.........................................     (81,000)
                                                              ----------
Total purchase price........................................   1,041,000
Write-off of investment in affiliate........................      (5,000)
                                                              ----------
Net consideration...........................................  $1,036,000
                                                              ==========

     The acquisition had no significant impact on operating results for the year ended March 31, 1998, as the acquisition was not effective until the last month of the fiscal year. The effect on operating results, assuming the acquisition had taken place as of the beginning of each of the years ended March 31, 1997 and 1998, would not have been material.

NOTE 4 -- SHORT-TERM INVESTMENTS

     Short-term investments consist of the following:

                                                                         UNREALIZED      MARKET
                                                               COST         GAIN         VALUE
                                                            ----------   -----------   ----------
March 31, 1999:
  U.S. Government agency securities.......................  $2,530,659     $ 3,838     $2,534,497
  Registered investment company consisting of U.S.
     Government and corporate fixed income securities.....   5,887,897      30,291      5,918,188
                                                            ----------     -------     ----------
                                                            $8,418,556     $34,129     $8,452,685
                                                            ==========     =======     ==========
March 31, 1998:
  U.S. Government agency securities.......................  $1,016,136     $   744     $1,016,880
  Corporate bonds.........................................     352,240         732        352,972
  Registered investment company consisting of U.S.
     Government and corporate fixed income securities.....   5,640,158      22,540      5,662,698
                                                            ----------     -------     ----------
                                                            $7,008,534     $24,016     $7,032,550
                                                            ==========     =======     ==========

     Management does not anticipate realization of the holding gain in the upcoming year due to the anticipated adequacy of cash and cash equivalents currently held to fund current operating requirements.

NOTE 5 -- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     Sales to Unisys Corporation accounted for 12% of the Company's total revenues during the year ended March 31, 1999, and accounts receivable from Unisys Corporation totaled $178,766 at March 31, 1999. Sales to INTERSOLV, Inc. accounted for 11% of the Company's total revenues during the year ended March 31, 1998, and accounts receivable from INTERSOLV, Inc. totaled $797,563 at March 31, 1998. During the year ended March 31, 1997, sales to Complete Business Solutions, Inc. (CBSI) represented approximately 19% of revenues.

     For the year ended March 31, 1999, export sales to non-affiliates accounted for 27% of total revenues, including Canada--5%, South America--8%, Europe--9% and Asia--4%. For the year ended March 31, 1998, export sales to third parties accounted for 19% of total revenues, with sales to Europe and Asia representing 8% and 7% of total revenues, respectively. Such export sales were not significant for the year ended March 31, 1997.

NOTE 6 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                    MARCH 31,
                                                             ------------------------
                                                                1999          1998
                                                             ----------    ----------
Computer equipment.........................................  $  597,508    $  474,894
Software and other equipment...............................     250,062       181,993
Furniture and fixtures.....................................     422,623       406,136
Leasehold improvements.....................................     206,488       190,299
                                                             ----------    ----------
Total property and equipment...............................   1,476,681     1,253,322
Accumulated depreciation and amortization..................    (374,161)     (137,663)
                                                             ----------    ----------
Property and equipment, net................................  $1,102,520    $1,115,659
                                                             ==========    ==========

NOTE 7 -- TRANSACTIONS WITH AFFILIATE

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

     Pursuant to a product purchase agreement (the Product Purchase Agreement) dated March 31, 1996, in which the Company acquired ERA's 35% interest in the Products, the Company agreed to pay the following to:

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

     Effective March 1, 1996, the Company formalized its marketing arrangements with ERA by entering into a marketing agreement to distribute the Company's products on a non-exclusive basis in India. The agreement provided for royalties to be paid by ERA to the Company based on 40% of revenues (using the suggested international list prices established by the Company) from customers in India through September 1, 1996, and 50% thereafter. Royalties received under the terms of the marketing agreement amounted to $299,930 and $205,799 for the years ended March 31, 1998 and 1997, respectively. The marketing agreement was terminated coincident with the ERA acquisition, effective February 27, 1998.

     The Company incurred the following expenses in connection with its activities with ERA:

                                                              YEARS ENDED MARCH 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
Royalty expense.............................................  $     --     $ 36,310
                                                              ========     ========
Research and development fees...............................  $229,977     $129,218
                                                              ========     ========
Fees applicable to professional services provided by ERA
  employees.................................................  $ 13,000     $ 77,078
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

NOTE 8 -- ROYALTY AGREEMENTS

     Viasoft, Inc. -- Effective December 1, 1993, the Company entered into a five-year license agreement (the License Agreement) with Viasoft, Inc. (the Licensee) which generally granted to the Licensee a worldwide license to use and market certain of the Company's products on a private-label basis. The License Agreement provided, among other things, for royalties of up to 30% of any license or maintenance fees related to licensed products and minimum advance royalty payments totaling $900,000 during the eighteen-month exclusivity period, which expired on May 31, 1995.

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

     The Company had not received any royalty payments beyond the minimum advance royalty of $900,000, which was being recognized as income as copies of the licensed products were delivered to Viasoft for resale, and, to a lesser extent, as royalties on the related maintenance revenues were reported to the Company by Viasoft. Software license fees as presented in the accompanying statements of operations includes Viasoft royalty income of $780,552 and $15,927 for the years ended March 31, 1998 and 1997, respectively. Total revenues from Viasoft, including income from the advance royalty, represented 6% and 2% of the Company's total revenues for the years ended March 31, 1998 and 1997, respectively.

     The License Agreement also requires the Company to pay a royalty of 5% of sales of its products which contain or use a COBOL parser, up to $1,000,000 over a five-year period ending April 29, 1999. Since inception, the Company has expensed a total of $317,775 in related royalties expense, including $99,757 in the year ended March 31, 1999.

     ICICI -- Pursuant to the terms of the June 1, 1990 ICICI agreement (the ICICI Agreement -- see Note 7), as amended, the Company received a $255,000 grant to partially fund research and development costs to develop the Products in association with ERA. ERA received a grant of approximately $101,000 under the ICICI Agreement for similar purposes.

     The ICICI Agreement required the Company and ERA to make royalty payments based on Product revenues up to a maximum of approximately $735,000. The Company and ERA were jointly and severally obligated for payment of the royalties. However, subsequent to March 31, 1993, ICICI agreed to accept from the Company total royalties of 10% of Product revenues and 5% of revenues from Product maintenance and Product-related services in satisfaction of future royalties due from the Company and ERA. Total royalty expense under the ICICI Agreement was $497,965 and $122,585 for the years ended March 31, 1998 and 1997, respectively.

     Both the maximum royalty obligation of the Company pursuant to the ICICI Agreement and the amount of the ERA Obligation (see Note 7) were paid in full during the year ended March 31, 1998.

NOTE 9 -- STOCK OPTION PLANS

     The Company has two stock option plans (the "Plans") that provide for the granting of stock options to officers and key employees. The 1994 Stock Option Plan provides for a maximum of 226,305 common shares that may be awarded during the Plan's ten-year term. The 1997 Stock Option Plan provides for a maximum of 650,000 common shares that may be awarded through June 2007. The purpose of the Plans is to promote the interests of the Company and its shareholders by providing key employees with additional incentives to continue the success of the Company.

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

     Stock option activity under the Plans was as follows:

                                                            YEAR ENDED MARCH 31,
                                      ----------------------------------------------------------------
                                              1999                  1998                  1997
                                      --------------------   -------------------   -------------------
                                                 WEIGHTED              WEIGHTED              WEIGHTED
                                                  AVERAGE               AVERAGE               AVERAGE
                                                 EXERCISE              EXERCISE              EXERCISE
                                                   PRICE                 PRICE                 PRICE
           FIXED OPTIONS               SHARES    PER SHARE   SHARES    PER SHARE   SHARES    PER SHARE
           -------------              --------   ---------   -------   ---------   -------   ---------
Outstanding at beginning of year....   343,814    $10.29     146,455    $ 3.08      49,556     $ .45
Granted.............................   311,950    $ 5.24     230,375    $14.57      98,709     $4.40
Exercised...........................    (7,601)   $ 1.38        (452)   $ 3.65          --     $  --
Canceled............................  (173,052)   $14.57     (32,564)   $ 8.28      (1,810)    $3.31
                                      --------               -------               -------
Outstanding at end of year..........   475,111    $ 5.55     343,814    $10.29     146,455     $3.08
                                      ========               =======               =======
Options exercisable at end of
  year..............................   118,291                79,579                34,593
                                      ========               =======               =======
Weighted average fair value of
  options granted during the year...  $   2.68               $  6.62               $   .87
                                      ========               =======               =======

SUMMARY STOCK OPTION INFORMATION:

     The Company accounts for the Plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for the Plans. The pro forma data below reflects the effect had compensation cost for the

Plans been determined based on the fair market value at the grant dates for the awards under the Plans in accordance with SFAS No. 123.

                                                                        YEAR ENDED MARCH 31,
                                                                 -----------------------------------
                                                                   1999         1998         1997
                                                                 --------    ----------    ---------
Net income (loss)                      As reported.............  $406,110    $2,509,796    $(396,389)
                                       Pro forma...............  $117,789    $2,365,106    $(404,389)
Net income (loss) per basic share      As reported.............  $    .07    $      .49    $    (.13)
                                       Pro forma...............  $    .02    $      .46    $    (.13)
Net income (loss) per diluted share    As reported.............  $    .07    $      .46    $    (.13)
                                       Pro forma...............  $    .02    $      .44    $    (.13)

     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the years ended March 31, 1999, 1998 and 1997, respectively: risk free interest rate -- 5.6%, 6%, and 7%; expected weighted-average term -- 4.2 years, 2.9 years, and 2.1 years. A dividend yield of zero was assumed for all three years. Expected volatility of 75% was assumed in the estimation of fair value for the year ended March 31, 1999. Volatility of 60% was assumed for the years ended March 31, 1997 and 1998.

     The following table summarizes information about stock options outstanding at March 31, 1999:

                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  ------------------------------------   ---------------------
                                WEIGHTED     WEIGHTED                WEIGHTED
                                AVERAGE       AVERAGE                 AVERAGE
    RANGE OF                   REMAINING     EXERCISE                EXERCISE
    EXERCISE       NUMBER     CONTRACTUAL      PRICE      NUMBER       PRICE
     PRICES       OF SHARES   LIFE (YEARS)   PER SHARE   OF SHARES   PER SHARE
----------------  ---------   ------------   ---------   ---------   ---------
$.44--$.49          42,598        5.28        $  .45       41,638     $  .45
$3.31--$4.00       198,638        9.01        $ 3.85       52,362     $ 3.83
$6.00--$8.50       198,875        9.25        $ 6.53       15,541     $ 8.28
$16.25              35,000        8.92        $16.25        8,750     $16.25
                   -------                                -------
                   475,111        8.77        $ 5.54      118,291     $ 4.14
                   =======                                =======

     During the year ended March 31, 1999, the Company issued non-qualified options to purchase a total of 60,000 shares of common stock at an exercise price of $6.00. Non-qualified options to purchase 15,000 shares of common stock at an exercise price of $20.75 were forfeited during the year.

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

     Non-qualified options to purchase 2,263 shares of common stock were exercised at an exercise price of $7.25 during the year ended March 31, 1998.

     At March 31, 1999, non-qualified options to purchase a total of 108,052 shares of common stock were outstanding, exercisable as follows:

    EXERCISE   NUMBER OF
     PRICE      SHARES                           EXERCISABLE
    --------   ---------                         -----------
     $ 3.62      9,052     4,526 each at August 30, 1997 and 1998
     $ 6.00     60,000     15,000 each at August 12, 1999, 2000, 2001 and 2002
     $ 8.25      9,000     3,000 each at April 1, June 1, and August 1, 1998
     $20.75     30,000     10,000 each at August 8, 1998, 1999 and 2000

EMPLOYEE STOCK PURCHASE PLAN:

     On August 6, 1998, the Company adopted the SEEC, Inc. 1998 Employee Stock Purchase Plan (the "ESPP"), under which employees may purchase shares of the Company's common stock at 85% of the fair market value on designated days within 24-month offering periods. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. In addition, the Compensation Committee may designate certain offering periods during which employees may purchase shares of common stock for cash. The ESPP authorizes up to 300,000 shares to be issued. During the year ended March 31, 1999, 22,940 shares were issued under the ESPP at an average price of $4.29. There are no charges or credits to income in connection with the ESPP.

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

NOTE 11 -- COMMON STOCK WARRANTS

     At March 31, 1999, 1998 and 1997, the Company had outstanding warrants to purchase 207,000, 207,000 and 249,998 shares of the Company's common stock, respectively (see Note 2). Warrants outstanding at March 31, 1999 are exercisable at $8.70 per share. Warrants were exercised as follows: 124,460 shares as of March 25, 1997, and 42,998 shares as of December 18, 1997. At March 31, 1999, 1998 and 1997, 207,000, 207,000 and 249,998 shares of common stock, respectively, were reserved for issuance upon the exercise of outstanding warrants. All outstanding warrants at March 31, 1999 will expire on January 22, 2002.

NOTE 12 -- OPERATING LEASES

     In March 1998 the Company moved into a new headquarters facility under an operating lease executed in November 1997. In addition to minimum rentals, the lease provides for adjustments relating to changes in real estate taxes and other operating expenses. The Company also rents eleven remote offices, including five domestic sales offices and the office facilities of the Company's subsidiaries and branches based in Delaware, the United Kingdom, Germany, India, Korea and Singapore. Management intends to renew or replace these leases during the normal course of business.

     Total rent expense incurred for all leases during the years ended March 31, 1999, 1998 and 1997 amounted to $474,632, $187,562 and $48,849, respectively.
Future minimum rental payments as of March 31, 1999 under leases having noncancelable lease terms in excess of one year are as follows:

YEAR ENDING MARCH 31,
---------------------
2000.......................................................    $  371,917
2001.......................................................       341,460
2002.......................................................       323,035
2003.......................................................       270,320
                                                               ----------
                                                               $1,306,732
                                                               ==========

NOTE 13 -- INCOME TAXES

     No provision for income taxes was recorded for the year ended March 31, 1997 due to the Company's significant net operating loss position. The components of income tax expense for the years ended March 31, 1999 and 1998 are as follows:

                                                               YEAR ENDED MARCH 31,
                                                               --------------------
                                                                 1999        1998
                                                               --------    --------
Current:
  Foreign..................................................    $204,800    $     --
Deferred:
  Federal..................................................          --     219,000
  State....................................................      20,200     146,000
                                                               --------    --------
                                                               $225,000    $365,000
                                                               ========    ========

     As required under provisions of Section 481(a) of the U.S. Internal Revenue Code, effective April 1, 1998, the Company changed its method of accounting for tax reporting purposes from the cash method to the accrual method. The related adjustment is includable in income ratably over a four-year period.

     The components of the net deferred tax asset (liability) are as follows:

                                                                   MARCH 31,
                                                            ------------------------
                                                              1999          1998
                                                            ---------    -----------
Net deferred tax asset (liability) resulting from using
  the cash method of accounting for tax reporting,
  attributable to:
  Accounts payable........................................  $      --    $   427,621
  Accrued payroll and related taxes.......................         --        316,534
  Deferred maintenance revenue and advance royalty........         --        341,990
  Accrued royalties.......................................         --         91,027
  Accounts receivable, net................................         --     (2,318,055)
  Prepaid expenses........................................         --        (85,101)
  Other, net..............................................         --         86,712
                                                            ---------    -----------
                                                                   --     (1,139,272)
Tax effect of unrealized gains and losses on
  investments.............................................    (13,800)        (9,700)
Tax effect of Section 481(a) adjustment...................   (788,000)            --
Tax effect of federal and state net operating loss
  carryforwards...........................................    406,840        776,642
                                                            ---------    -----------
Deferred tax (liability), net.............................  $(394,960)   $  (372,330)
                                                            =========    ===========

     Following are the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended March 31, 1999 and 1998:

                                                                 YEAR ENDED
                                                                  MARCH 31,
                                                                -------------
                                                                1999    1998
                                                                ----    -----
Federal statutory tax rate..................................    34.0%    34.0%
State income taxes..........................................     2.1      6.6
Reduction in valuation allowance............................     0.0    (24.7)
Other, net..................................................    (0.4)    (3.2)
                                                                ----    -----
Effective tax rate..........................................    35.7%    12.7%
                                                                ====    =====

     Pretax earnings of the Company's foreign operations were $237,038 and $88,610 for the years ended March 31, 1999 and 1998. The Company had no foreign operations during the year ended March 31, 1997.

     The Company had unused net operating loss carryforwards available at March 31, 1999 that may be applied to reduce future taxable income as follows:

                                                         NET OPERATING LOSS
                   EXPIRES DURING                          CARRYFORWARDS
                     YEAR ENDING                       ----------------------
                      MARCH 31,                         FEDERAL       STATE
                   --------------                      ----------    --------
                         2000........................  $       --    $289,226
                         2001........................          --     233,162
                         2012........................     963,558          --
                         2013........................      61,651          --
                                                       ----------    --------
                                                       $1,025,209    $522,388
                                                       ==========    ========

     The expected statutory tax benefit of the then-available net operating loss carryforwards was recorded as a reduction in the income tax provision for financial reporting purposes for the year ended March 31, 1998. If an "ownership change" were to occur, within the meaning of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards would be subject to an annual limitation.

NOTE 14 -- EARNINGS PER SHARE

     Basic EPS is based on the weighted average number of common shares outstanding in each year. Diluted EPS is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued.

     The following is a reconciliation of the denominators (the number of shares) of the basic and diluted EPS. The numerator (earnings, or net income
(loss)) is the same for the basic and the diluted EPS computations for all periods presented.

                                                           YEARS ENDED MARCH 31,
                                                     ---------------------------------
                                                       1999        1998        1997
                                                     ---------   ---------   ---------
Basic shares.......................................  5,954,472   5,145,032   3,037,484
Effect of dilutive securities--options and
  warrants.........................................    167,639     271,537          --
                                                     ---------   ---------   ---------
Diluted shares.....................................  6,122,111   5,416,569   3,037,484
                                                     =========   =========   =========

     Options and warrants excluded from the computation of diluted shares because their exercise prices were above the average market price of the common shares totaled 314,175 shares and 57,500 shares for the years ended March 31, 1999 and 1998, respectively.

NOTE 15 -- RELATED PARTY TRANSACTIONS

     In September 1996 the Company sold 4,139 shares of common stock to a director and 43,450 shares to family members of a director at a value of $3.62 per share, for an aggregate purchase price of $172,440.

     A portion of the annual salaries of two officers and shareholders, aggregating $127,106, was deferred in a prior year. Interest at 7% was accrued on the deferred salaries, with related interest of $2,595 charged to expense during the year ended March 31, 1997. The Company also issued warrants, on the basis of one warrant (pre-split) for each dollar of deferred salary, to purchase 57,529 shares of common stock at a value of $.02 per share (see Note 11). Effective July 1996, the entire balance of principal and accrued interest was converted into 52,827 shares of the Company's common stock at a value of $3.31 per share.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

     The Company has entered into employment/severance (change in control) agreements with four executive officers and has employment agreements with certain key employees that provide for minimum annual salaries and automatic annual renewal at the end of the initial two-year term. The agreements generally contain, among other things, confidentiality agreements, assignment to the Company of inventions made during employment (and under certain circumstances for two years following termination of employment) and non-competition agreements for the term of the agreements plus two years. The executive employment/severance agreements provide for payments of up to one year's compensation if there is a change of control in the Company, as defined, and a termination of employment. The maximum contingent liability under these agreements was approximately $556,000 at March 31, 1999.

     The Company had outstanding irrevocable letters of credit totaling $392,000 at March 31, 1999. These letters of credit, which expire on various dates between October 1999 and November 2000, serve as collateral on certain Company lease obligations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF SEEC

     Raj Reddy, Chairman of the Board of Directors and a director since 1988, notified the Company of his intent not to stand for reelection as a director when his term of office expires at the Annual Meeting of Shareholders on August 5, 1999. Dr. Reddy plans to continue to consult with the Company on strategic matters.

     Dr. Reddy, age 60, also recently retired from his position as Dean of the School of Computer Science at Carnegie Mellon University in order to pursue personal interests.

     Other information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Shareholders on August 5, 1999 and is incorporated herein by reference to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Shareholders on August 5, 1999 and is incorporated herein by reference to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Shareholders on August 5, 1999 and is incorporated herein by reference to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Shareholders on August 5, 1999 and is incorporated herein by reference to this Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report

     1. FINANCIAL STATEMENTS. The following financial statements of the Company are filed as part of this Annual Report on Form 10-K:

                                                                   PAGE
                                                                  NUMBER
                                                                  ------
    Report of Independent Certified Public Accountants..........     33
    Consolidated Balance Sheets as of March 31, 1999 and 1998...     34
    Consolidated Statements of Operations for the years ended
      March 31, 1999, 1998 and 1997.............................     35
    Consolidated Statements of Shareholders' Equity (Deficit)
      for the years ended March 31, 1999, 1998 and 1997.........     36
    Consolidated Statements of Cash Flows for the years ended
      March 31, 1999, 1998 and 1997.............................     37
    Notes to Consolidated Financial Statements..................  38-50

    2. FINANCIAL STATEMENT SCHEDULES.
    Schedule II -- Valuation and Qualifying Accounts for the
      years ended March 31, 1999, 1998 and 1997.................     54

  3. EXHIBITS. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT
  NO.                               DESCRIPTION
-------                             -----------
 3.1  *     The Registrant's Amended and Restated Articles of
            Incorporation
 3.2  *     The Registrant's Amended and Restated Bylaws
10.1  *     SEEC, Inc. 1994 Stock Option Plan
10.2  *     Cooperation and Project Financing Agreement dated June 1,
            1990, as supplemented and amended, among the Industrial
            Credit and Investment Corporation of India, Limited
            ("ICICI"), ERA and the Registrant
10.3  *     Loan Agreement dated June 20, 1994 between ICICI and the
            Registrant, as amended
10.4  *     International Software Marketing and License Agreement dated
            November 29, 1993 between Viasoft, Inc. and the Registrant, as amended
10.5  *     Product Purchase Agreement dated as of March 31, 1996
            between the Registrant and ERA
10.6  *     Marketing Agreement dated as of March 1, 1996 between the
            Registrant and ERA
10.7  *     Stock Purchase Agreement dated as of July 15, 1996 among the
            Registrant, Glen Chatfield and certain former noteholders of the Registrant
10.8  *     Stock Purchase Agreement dated as of August 15, 1996 among the Registrant and certain purchasers of its Common Stock
10.9  *     Registration Rights Agreement dated as of August 15, 1996
            among the Registrant and certain of its shareholders
10.10 *     Employment Agreement dated October 1, 1996 between the
            Registrant and Ravindra Koka
10.11 *     Employment Agreement dated October 1, 1996 between the
            Registrant and John D. Godfrey
10.12 *     Employment Agreement dated October 1, 1996 between the
            Registrant and Richard J. Goldbach
10.13 *     Agreement dated July 16, 1996 between the Registrant and Raj
            Reddy
10.14 *     Trust Agreement dated August 4, 1992 among the Registrant,
            Ravindra Koka and
            Dr. K. Buddhiraju
10.15 **    SEEC, Inc. 1997 Stock Option Plan
10.16 **    Letter Employment Agreement dated December 26, 1996 between the Registrant and Allen D. Gart
10.17 **    Amendment dated January 1, 1997 to Product Purchase
            Agreement between the Registrant and ERA
10.18       Asset Purchase Agreement dated August 7, 1998, between the
            Registrant and ERA
10.19 ***   SEEC, Inc. 1998 Employee Stock Purchase Plan
21.1        Subsidiaries of the Company
27          Financial Data Schedule

---------------

* Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1, File No. 333-14027.
** Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, File No. 0-21985.
*** Incorporated by reference to the Company's Registration Statement on Form
    S-8, File No. 333-62149.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEEC, INC.
June 15, 1999
                                          By:        /s/ RAVINDRA KOKA
                                             -----------------------------------
                                                       Ravindra Koka
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE AND TITLE                                       DATE
                    -------------------                                       ----

                       /s/ RAVINDRA KOKA                                  June 15, 1999
------------------------------------------------------------
                       Ravindra Koka
      President, Chief Executive Officer and Director

                      /s/ JOHN D. GODFREY                                 June 15, 1999
------------------------------------------------------------
                      John D. Godfrey
              Vice-President-Customer Support,
                   Secretary and Director

                    /s/ RICHARD J. GOLDBACH                               June 15, 1999
------------------------------------------------------------
                    Richard J. Goldbach
           Treasurer and Chief Financial Officer

                         /s/ RAJ REDDY                                    June 15, 1999
------------------------------------------------------------
                         Raj Reddy
             Chairman of the Board and Director

                       /s/ RADHA R. BASU                                  June 15, 1999
------------------------------------------------------------
                       Radha R. Basu
                          Director

                     /s/ ABRAHAM OSTROVSKY                                June 15, 1999
------------------------------------------------------------
                     Abraham Ostrovsky
                          Director

                     /s/ GLEN F. CHATFIELD                                June 15, 1999
------------------------------------------------------------
                     Glen F. Chatfield
                          Director

                                   SEEC, INC.

                VALUATION AND QUALIFYING ACCOUNTS -- SCHEDULE II

                   YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                   ADDITIONS    DEDUCTIONS
                                                     BALANCE AT    CHARGED TO   CREDITED TO   BALANCE AT
                                                    BEGINNING OF   COSTS AND     ACCOUNTS       END OF
                   DESCRIPTION                         PERIOD       EXPENSES    RECEIVABLE      PERIOD
                   -----------                      ------------   ----------   -----------   ----------
Allowance for doubtful accounts for Accounts
  Receivable -- Trade for the year ended:
MARCH 31, 1999....................................    $50,000       $175,363      $15,363      $210,000
MARCH 31, 1998....................................    $10,000       $ 71,975      $31,975      $ 50,000
MARCH 31, 1997....................................    $ 7,776       $  9,392      $ 7,168      $ 10,000