Form 10-Q
period 1999-06-30
SEEC INC
filed 1999-08-12
CIK 925524

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                              Yes  X        No ___

     As of July 30, 1999, there were 5,849,542 outstanding shares of Common Stock, par value $.01 per share, of SEEC, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SEEC, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                               PAGE
                                                              NUMBER
                                                              ------

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Statements of Operations for the three
      months ended June 30, 1999 and 1998...................      2

     Condensed Consolidated Balance Sheets as of June 30,
      1999 and March 31, 1999...............................      3

     Condensed Consolidated Statements of Cash Flows for the
      three months ended June 30, 1999 and 1998.............      4

     Notes to Unaudited Consolidated Financial Statements...    5-6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   6-10

PART II--OTHER INFORMATION..................................     11

Item 1. Legal Proceedings...................................     11

Item 2. Changes in Securities...............................     11

Item 3. Defaults Upon Senior Securities.....................     11

Item 4. Submission of Matters to a Vote of Security
        Holders.............................................     11

Item 5. Other Information...................................     11

Item 6. Exhibits and Reports on Form 8-K....................     11

SIGNATURES..................................................     12

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
REVENUES:
  Software license and maintenance fees.....................  $1,219,433   $1,606,885
  Professional services--product related....................     784,463      868,099
  Professional services--other..............................          --       26,061
                                                              ----------   ----------
     Total revenues.........................................   2,003,896    2,501,045
                                                              ----------   ----------
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance fees..................     184,200      226,002
     Professional services--product related.................     490,874      596,039
     Professional services--other...........................          --       29,917
                                                              ----------   ----------
       Total cost of revenues...............................     675,074      851,958
  General and administrative................................     572,654      552,712
  Sales and marketing.......................................   1,513,171    1,224,978
  Research and development..................................     382,425      288,483
                                                              ----------   ----------
     Total operating expenses...............................   3,143,324    2,918,131
                                                              ----------   ----------
LOSS FROM OPERATIONS........................................  (1,139,428)    (417,086)
NET INTEREST INCOME.........................................     375,855      421,536
                                                              ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES...........................    (763,573)       4,450
INCOME TAX PROVISION (BENEFIT)..............................    (100,000)       1,500
                                                              ----------   ----------
NET INCOME (LOSS)...........................................  $ (663,573)  $    2,950
                                                              ==========   ==========
Net income (loss) per common share:
     Basic..................................................  $    (0.11)  $       --
                                                              ==========   ==========
     Diluted................................................  $    (0.11)  $       --
                                                              ==========   ==========
Weighted average number of common
  and common equivalent shares outstanding:
     Basic..................................................   5,828,776    6,076,546
                                                              ==========   ==========
     Diluted................................................   5,828,776    6,253,239
                                                              ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,        MARCH 31,
                                                                  1999            1999
                                                              -------------    -----------
                                                               (UNAUDITED)     (AUDITED *)
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $23,892,922     $22,448,176
  Short-term investments....................................     6,714,153       8,452,685
  Accounts receivable --trade, net..........................     1,873,262       2,701,438
  Prepaid expenses and other current assets.................       365,721         532,910
                                                               -----------     -----------
     Total current assets...................................    32,846,058      34,135,209

PROPERTY AND EQUIPMENT, NET.................................     1,069,168       1,102,520

GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................       761,045         770,378
                                                               -----------     -----------
                                                               $34,676,271     $36,008,107
                                                               ===========     ===========
           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable--trade...................................   $   459,196     $   625,984
  Accrued compensation......................................       333,566         399,044
  Deferred maintenance revenue..............................       482,009         703,147
  Other current liabilities.................................       462,018         447,132
  Income taxes payable......................................       178,883         195,800
                                                               -----------     -----------
     Total current liabilities..............................     1,915,672       2,371,107
DEFERRED INCOME TAXES.......................................       217,235         394,960
                                                               -----------     -----------
     Total liabilities......................................     2,132,907       2,766,067
                                                               -----------     -----------
SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares
     authorized;
     none outstanding
  Common stock--$.01 par value; 20,000,000 shares
     authorized; 6,084,826
     and 6,084,147 shares issued at June 30, 1999 and March
      31, 1999, respectively................................        60,848          60,842
  Additional paid-in capital................................    33,577,088      33,576,796
  Retained earnings.........................................       102,996         766,569
  Less treasury stock, at cost--255,960 shares..............    (1,182,496)     (1,182,496)
  Accumulated other comprehensive income (loss).............       (15,072)         20,329
                                                               -----------     -----------
     Total shareholders' equity.............................    32,543,364      33,242,040
                                                               -----------     -----------
                                                               $34,676,271     $36,008,107
                                                               ===========     ===========

------------------
* Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:.........  $  (150,834)   $   960,288
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (36,425)      (102,856)
  Purchases of short-term investments.......................     (341,528)    (1,585,170)
  Sales of short-term investments...........................    2,000,000             --
  Other, net................................................      (26,765)            --
                                                              -----------    -----------
     Net cash provided (used) by investing activities.......    1,595,282     (1,688,026)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock, net..............          298             --
                                                              -----------    -----------
     Net cash provided by financing activities..............          298             --
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    1,444,746       (727,738)
Cash and cash equivalents, beginning of period..............   22,448,176     23,795,965
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $23,892,922    $23,068,227
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of SEEC, Inc., its wholly-owned subsidiaries, and its unincorporated branch operations (collectively the "Company" or "SEEC"). Management believes that all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of results have been included in the consolidated financial statements for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. Accordingly, these interim period consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

3. STOCK REPURCHASE PROGRAM

     In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3 million to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, employee stock purchase plan transactions, and for other corporate purposes. Through June 30, 1999, the Company had repurchased 278,900 shares, of which 22,940 shares were reissued to cover Employee Stock Purchase Plan transactions. Repurchased shares are recorded as treasury shares.

4. EARNINGS PER SHARE

     Earnings per share ("EPS") for all periods presented is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The following is a reconciliation of the denominators (the number of shares) of the basic and diluted EPS computations. The numerator (earnings or net income (loss)) is the same for the basic and the diluted EPS computations for the periods presented.

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                         ---------------------
                                                           1999        1998
                                                         ---------   ---------
Basic shares...........................................  5,828,776   6,076,546
Effect of dilutive securities--options and warrants....         --     176,693
                                                         ---------   ---------
Diluted shares.........................................  5,828,776   6,253,239
                                                         =========   =========

     All options and warrants are excluded from the computation of net loss per share of Common Stock for the three months ended June 30, 1999, because their effect is antidilutive. For the three months ended June 30, 1998, options and warrants to purchase 177,850 shares were excluded from the computation of diluted EPS, because the exercise prices of the options and warrants were greater than the average market price of the common shares.

5. COMPREHENSIVE INCOME

     Comprehensive income includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income and its components in its annual consolidated statement of changes in shareholders' equity (deficit). The components of the Company's comprehensive income (loss) were as follows:

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                            1999       1998
                                                          ---------   -------
Net income (loss).......................................  $(663,573)  $ 2,950
Unrealized gain (loss) on investments, net of taxes.....    (35,401)    8,610
                                                          ---------   -------
     Total comprehensive income (loss)..................  $(698,974)  $11,560
                                                          =========   =======

6. INCOME TAXES

     The Company's effective tax rate for the three months ended June 30, 1998 was 34%. In the first quarter of fiscal 2000, the Company calculated a deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of the Company's net operating loss carryforwards. The valuation allowance resulted in a decrease in the tax benefit calculated based on the net operating loss incurred in the first quarter of fiscal 2000. As of March 31, 1999, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $1,025,000 and $522,000, respectively. The carryforwards expire at various times from March 31, 2000 to March 31, 2013. Certain changes in ownership could result in an annual limitation on the amount of carryforwards that may be utilized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Part I, Item 2 of this report should be read in conjunction with Part II,
Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 1999. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather an update of disclosures made in the aforementioned filing. Certain information contained herein should be considered "forward-looking information," which is subject to a number of risks and uncertainties. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Other factors and assumptions are involved in the preparation of forward-looking information, and the failure of any such factors and assumptions to be realized may cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.

OVERVIEW

     SEEC provides enterprise solutions for legacy system evolution--including legacy transformation for e-business, application enhancement, integration, and migration. SEEC's solutions include flexible methodologies, proven tools, and expert consulting services that have saved significant time and money for over 100 Fortune 1000 companies and more than 20 leading international information technology service providers.

     The Company's software products, including those based on the Company's core source code analysis technology, automate many of the procedures required for reengineering mainframe-based legacy software systems. The Company's products analyze and modify source code, which is downloaded from the mainframe to a PC-based environment, where it is stored in application dictionaries for performance of reengineering functions. SEEC has also developed software products that enable customers to extract business rules and functions from legacy applications for reuse in object-oriented client/server or web environments. The Company's solutions combine SEEC tools with methodologies and consulting services for developing component-based systems that integrate mainframe applications and data with enterprise resource planning (ERP), customer relationship management (CRM), and other client/server- or Internet-based applications. SEEC also offers solutions for reengineering legacy systems to address the transition to the single currency of the European Monetary Union (the euro), for improving the efficiency and effectiveness of traditional application maintenance processes, and for analyzing, renovating, and testing systems for year 2000 compliance.

     The Company derives its revenue from software license and maintenance fees and to a lesser extent, professional services fees. Professional services provided in conjunction with software license sales include consulting and training services. Professional services also include reengineering services, which the Company provides under time-and-materials and fixed-price contracts.

COMPARISON OF QUARTERS ENDED JUNE 30, 1999 AND 1998

     The following section includes information related to changes in the Company's consolidated statements of operations. References to the first quarter of fiscal 2000 and to the first quarter of fiscal 1999 refer to the three months ended June 30, 1999 and June 30, 1998, respectively.

     REVENUES. Total revenues for the first quarter of fiscal 2000 were $2,004,000 compared to $2,501,000 for the first quarter of fiscal 1999 a decrease of $497,000 or 20%. This decrease resulted from a decline in the demand for year 2000 tools and solutions. The majority of the decrease was in the software license and maintenance fees category.

     Software license and maintenance fees were $1,219,000 for the first quarter of fiscal 2000 compared to $1,607,000 for the first quarter of fiscal 1999, a decrease of $388,000 or 24%. The decrease in software license and maintenance fees is primarily the result of a decrease in demand for tools and solutions for year 2000 assessment and renovation, which was partially offset by increased sales of Independent Verification products.

     Professional services--product related revenues were $784,000 for the first quarter of fiscal 2000 compared to $868,000 for the first quarter of fiscal 1999, a decrease of $84,000 or 10%. This decrease is the result of a decline in demand for on-site consulting services, and a decrease in training and consulting services performed in conjunction with sales of software licenses. These declines were partially offset by an increase in sales of Independent Verification services.

     The Company had no revenues from professional services--other in the first quarter of fiscal 2000. Such revenues were $26,000 for the first quarter of fiscal 1999. The Company has chosen to direct its resources away from contract programming services, which were discontinued in fiscal 1999. Currently, management has no plans to continue to provide services of this type.

     COST OF REVENUES. Cost of revenues includes cost of software license and maintenance fees, cost of professional services--product related, and cost of professional services--other. The Company's total cost of revenues was $675,000 for the first quarter of fiscal 2000 compared to $852,000 for the first quarter of fiscal 1999, a decrease of $177,000 or 21%. The cost of revenues consist primarily of personnel costs of employees or subcontracted personnel required to provide consulting, training, on-site or in-house factory services, and customer support services. The overall change in cost of revenues corresponds to the change in revenues between the periods.

     Cost of software license and maintenance fees includes the costs of providing customer support services, royalty expenses, the cost of third-party software sold, and the costs of media, manuals, duplication and shipping related to the sales of the Company's software products. Customer support is primarily telephone support for customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $184,000 for the first quarter of fiscal 2000 compared to $226,000 for the first quarter of fiscal 1999, a decrease of $42,000 or 19%. The cost of software licenses and maintenance fees decreased with the declining demand for year 2000 products and solutions, which was partially offset by an increase in the cost of third-party software sold.

     Professional services--product related costs consist primarily of compensation and related benefits, and travel and equipment for Company personnel responsible for providing consulting, training, and reengineering services to customers. Also included are the costs of temporary or subcontracted labor required to meet the demands of providing services. Professional services--product related costs were $491,000 for the first quarter of fiscal 2000 compared to $596,000 for the first quarter of fiscal 1999, a decrease of $105,000 or 18%. This decrease in professional services--product related costs was the result of the decline in demand for year 2000 consulting, training, and on-site services.

     Professional services--other costs consist primarily of compensation and related benefits for Company personnel engaged in providing contract programming services for customers. Professional services--other costs were $30,000 for the first quarter of fiscal 1999. The Company discontinued providing contract programming in fiscal 1999.

     GROSS MARGINS. The Company's total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 66% for both periods presented. Gross margin percentages were 85% and 86% for software license and maintenance fees, and 37% and 31% for professional services--product related for the first quarters of fiscal 2000 and 1999, respectively. The gross margin percentage was (15)% for professional services--other for the first quarter of fiscal 1999. The Company no longer generates professional services--other revenues.

     The gross margin percentages for software license and maintenance fees fluctuate depending on the mix of software products and the varying royalty expenses associated with those products. An increase in the cost of third-party software sold was largely offset by a decrease in customer support personnel costs when comparing the first quarter of fiscal 2000 to the first quarter of fiscal 1999. The gross margin percentages for professional services--product related vary depending on the type of services provided and the timing and amount of costs incurred to build up the professional services infrastructure. Services that are relatively highly automated, such as year 2000 assessments and independent verification, typically require fewer professional hours to perform than services involving planning, source code remediation or testing. Furthermore, the Company's pricing for product-related services varies based on the complexity and scope of the engagement and competitive considerations.

     The professional services--product related gross margin percentage in the first quarter of fiscal 2000 was favorably impacted by increased in-house factory services revenues. These high-margin factory services, which are performed at the Company's headquarters, comprised a larger percentage of total revenues in the first quarter of fiscal 2000 than in the first quarter of fiscal 1999. This percentage of total revenues is not necessarily representative of the results that can be expected in future periods from in-house factory services. The Company expects that professional services--product related gross margin percentages will average approximately 25% over the longer term.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $573,000 for the first quarter of fiscal 2000 compared to $553,000 for the first quarter of fiscal 1999, an increase of $20,000 or 4%. This increase was primarily due to the Company's international expansion. Since the first quarter of fiscal 1999, the Company has invested in establishing offices in South Korea, Singapore, and Germany.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of the Company's sales, sales support, and marketing personnel, plus the costs of travel, advertising, and other promotional activities. Sales and marketing expenses were $1,513,000 for the first quarter of fiscal 2000 compared to $1,225,000 for the first quarter of fiscal 1999, an increase of $288,000 or 24%. The increase was due primarily to the Company's investments in advertising and promotional materials in conjunction with the launch of its legacy system reengineering solutions for e-business and web-enablement applications, including SEEC Reengineering Workbench(TM), SEEC Application Enhancement and SEEC Application Mosaic(TM). In addition, in the first quarter of fiscal 1999, the Company operated international sales offices in the United Kingdom and India. The Company has since established operations in Germany, South Korea, and Singapore, and has expanded its sales and marketing activities in Latin America. This expansion generally has increased sales and marketing costs.

     RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $382,000 for the first quarter of fiscal 2000 compared to $288,000 for the first quarter of fiscal 1999, an increase of $94,000 or 33%.

This increase was due to the cost of subcontractors hired for certain development tasks and the costs of additional in-house personnel engaged in the development of additional applications of the Company's core technology, particularly legacy systems reengineering solutions for e-business applications and web enablement. Expenditures for research and development vary depending upon the number of projects underway at any time, the size of the projects and their stage of development.

     NET INTEREST INCOME. Net interest income consists principally of interest income on cash equivalents and short-term investments, which are invested in money market funds and high-grade bonds and bond funds with average maturities of less than two years. Net interest income was $376,000 for the first quarter of fiscal 2000 compared to $422,000 for the first quarter of fiscal 1999, a decrease of $46,000 or 11%. The decrease from fiscal 1999 to fiscal 2000 was due to a drop in interest rates on invested cash and short-term investments, and a decrease in the proportion of higher-yielding short-term investments to cash and cash equivalents.

     INCOME TAXES. The provision (benefit) for income taxes was $(100,000) and $1,000 for the first quarters of fiscal 2000 and 1999, respectively. In the first quarter of fiscal 2000, the Company calculated a net deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of the Company's net operating loss carryforwards. The valuation allowance resulted in a decrease in the tax benefit calculated based on the net operating loss incurred in the first quarter of fiscal 2000. As of March 31, 1999, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $1,025,000 and $522,000, respectively. The carryforwards expire at various times from March 31, 2000 to March 31, 2013. Certain changes in the Company's ownership could result in an annual limitation on the amount of carryforwards that may be utilized.

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

     At June 30, 1999, the Company had cash, cash equivalents, and short-term investments of $30.6 million and working capital of $30.9 million. The Company's cash flows have been used primarily for general operating expenses, to purchase equipment, furniture and leasehold improvements, to fund internal research and development, and to purchase Company Common Stock under the Stock Repurchase Program described in Note 3 to the Unaudited Consolidated Financial Statements. Cash was also used to fund the acquisition of ERA Software Systems Private Limited in fiscal 1999. Excess cash has been invested, and the Company expects that it will continue to be invested, in interest-bearing investment grade securities. The Company used $151,000 for operating activities in the first quarter of fiscal 2000, compared to $960,000 generated by operating activities in the first quarter of fiscal 1999. The Company used $36,000 to purchase property and equipment in the first quarter of fiscal 2000 compared to $103,000 in the first quarter of fiscal 1999. The purchases of property and equipment are related to the Company's continued growth and expansion. The Company generated $1,658,000 from sales of short-term investments, net of purchases, in the first quarter of fiscal 2000. The Company used $1,585,000 to purchase short-term investments in the first quarter of fiscal 1999.

     The Company's cash balances may be used to develop and expand both domestic and international sales and marketing efforts, establish additional facilities, hire additional personnel, increase research and development for enterprise solutions, increase capital expenditures and for working capital and other general corporate purposes. The Company may also utilize cash to develop or acquire other businesses, products or technologies complementary to its current business. The amounts actually expended for each such purpose may vary significantly and are subject to change at the Company's discretion, depending upon certain factors, including economic or industry conditions, changes in the competitive environment and strategic opportunities that may arise. Management believes that cash flows from operations and the current cash balances will be sufficient to meet the Company's liquidity needs for the foreseeable future. In the longer term, the Company may require additional sources of capital to fund future growth. Such sources of capital may include additional equity offerings or debt financings.

SEASONALITY

     The Company's operations are not materially affected by seasonal fluctuations. The Company's cash flows may at times be affected by timing of cash receipts from large individual sales.

FOREIGN CURRENCY

     The overall effects of foreign currency exchange rates on the Company's business during the periods discussed have not been material. Movements in foreign currency exchange rates create a degree of risk to the Company's operations if those movements affect the dollar value of costs incurred in foreign currencies. The majority of the Company's billings to date have been denominated in U.S. dollars. Changing currency exchange rates may affect the Company's competitive position if exchange rate changes impact profitability and business and/or pricing strategies of foreign competitors. Specific currencies that impact the Company are the British Pound Sterling, Indian Rupee, German Deutschmark, Korean Won, and the Singapore Dollar.

     The functional currency of the Company's foreign operations is the U.S. dollar. Monetary assets and liabilities of the subsidiaries and branch are remeasured at the current exchange rate at the balance sheet date, and non-monetary items are translated at historical rates. Revenues and expenses are translated using the average exchange rate during the period.

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

     The Company has established a formal program to address any potential year 2000 compliance issues relating to its internal operating systems, products, distributors, resellers and vendors. The Company has reviewed all of its major internal operating systems and is continuing to monitor any new additions to its internal operating systems for year 2000 compliance. Substantially all of the Company's internally-developed products have been designed and tested to satisfy the Company's year 2000 specifications. The Company is currently reviewing the status of its distributors, resellers and vendors regarding year 2000 compliance. The Company believes that the risk of disruption of the Company's operations due to the year 2000 problem is minimal. However, the Company relies upon various third-party organizations for basic services such as electrical power, telecommunications, postage and delivery, banking, and other infrastructure services. In a worst-case scenario, the Company could suffer adverse consequences as a result of interruption of some or all of these services. These third-party dependencies are not unique to the Company or to companies in its industry or geographical location. Disruptions in these infrastructure services would likely have a negative impact on most business enterprises. The Company is currently developing specific contingency plans to operate during such disruptions in infrastructure services. The Company expects the contingency plans to be completed before December 31, 1999.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    (27) Financial Data Schedule

(b) Reports on Form 8-K:
    No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

Date: August 12, 1999

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