Form 10-Q
period 1999-09-30
SEEC INC
filed 1999-11-15
CIK 925524

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                              Yes  X        No ___

     As of October 29, 1999, there were 6,074,195 outstanding shares of Common Stock, par value $.01 per share, of SEEC, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SEEC, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements
  Consolidated Statements of Operations for the three- and
     six-month periods ended September 30, 1999 and 1998....      2
  Condensed Consolidated Balance Sheets as of September 30,
     1999 and March 31, 1999................................      3
  Condensed Consolidated Statements of Cash Flows for the
     six-month periods ended September 30, 1999 and 1998....      4
  Notes to Unaudited Consolidated Financial Statements......    5-7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   7-12

PART II--OTHER INFORMATION..................................     13
Item 1. Legal Proceedings...................................     13
Item 2. Changes in Securities...............................     13
Item 3. Defaults Upon Senior Securities.....................     13
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     13
Item 5. Other Information...................................     13
Item 6. Exhibits and Reports on Form 8-K....................     13

SIGNATURES..................................................     14

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                          -------------------------    -------------------------
                                             1999           1998          1999           1998
                                          -----------    ----------    -----------    ----------
REVENUES:
  Software license and maintenance
     fees...............................  $ 1,292,500    $2,553,280    $ 2,511,933    $4,160,165
  Professional services--product
     related............................      439,342       985,826      1,223,805     1,853,925
  Professional services--other..........           --        34,809             --        60,870
                                          -----------    ----------    -----------    ----------
       Total revenues...................    1,731,842     3,573,915      3,735,738     6,074,960
                                          -----------    ----------    -----------    ----------
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance
       fees.............................      122,019       247,949        306,219       473,951
     Professional services--product
       related..........................      405,986       546,782        896,860     1,142,821
     Professional services--other.......           --        30,410             --        60,327
                                          -----------    ----------    -----------    ----------
       Total cost of revenues...........      528,005       825,141      1,203,079     1,677,099
  General and administrative............      554,580       767,251      1,091,137     1,287,630
  Sales and marketing...................    1,285,645     1,451,312      2,798,816     2,676,290
  Research and development..............      475,751       351,406        858,176       639,889
  Amortization of goodwill and other
     intangible assets..................      102,249        31,750        138,346        64,083
  Acquired in-process research and
     development........................      531,100            --        531,100            --
                                          -----------    ----------    -----------    ----------
                                            3,477,330     3,426,860      6,620,654     6,344,991
                                          -----------    ----------    -----------    ----------
INCOME (LOSS) FROM OPERATIONS...........   (1,745,488)      147,055     (2,884,916)     (270,031)
NET INTEREST INCOME.....................      341,262       426,568        717,117       848,104
                                          -----------    ----------    -----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES.......   (1,404,226)      573,623     (2,167,799)      578,073
INCOME TAX PROVISION (BENEFIT)..........     (165,000)      218,500       (265,000)      220,000
                                          -----------    ----------    -----------    ----------
NET INCOME (LOSS).......................  $(1,239,226)   $  355,123    $(1,902,799)   $  358,073
                                          ===========    ==========    ===========    ==========
Net income (loss) per common share:
     Basic..............................  $     (0.21)   $     0.06    $     (0.32)   $     0.06
                                          ===========    ==========    ===========    ==========
     Diluted............................  $     (0.21)   $     0.06    $     (0.32)   $     0.06
                                          ===========    ==========    ===========    ==========
Weighted average number of common and
  common equivalent shares outstanding:
     Basic..............................    5,981,027     6,030,128      5,905,325     6,053,210
                                          ===========    ==========    ===========    ==========
     Diluted............................    5,981,027     6,119,211      5,905,325     6,219,235
                                          ===========    ==========    ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,     MARCH 31,
                                                                  1999            1999
                                                              -------------    -----------
                                                               (UNAUDITED)     (AUDITED *)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $22,398,976     $22,448,176
  Short-term investments....................................     5,021,501       8,452,685
  Accounts receivable--trade, net...........................     2,016,106       2,701,438
  Prepaid expenses and other current assets.................       355,968         532,910
                                                               -----------     -----------
     Total current assets...................................    29,792,551      34,135,209
PROPERTY AND EQUIPMENT, NET.................................     1,110,838       1,102,520
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................     3,390,523         770,378
                                                               -----------     -----------
                                                               $34,293,912     $36,008,107
                                                               ===========     ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable--trade...................................   $   393,686     $   625,984
  Accrued compensation......................................       386,694         399,044
  Deferred maintenance revenue..............................       486,175         703,147
  Other current liabilities.................................       424,431         447,132
  Income taxes payable......................................       178,883         195,800
                                                               -----------     -----------
     Total current liabilities..............................     1,869,869       2,371,107
DEFERRED INCOME TAXES.......................................        49,535         394,960
                                                               -----------     -----------
     Total liabilities......................................     1,919,404       2,766,067
                                                               -----------     -----------
SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares
     authorized; none outstanding
  Common stock--$.01 par value; 20,000,000 shares
     authorized; 6,307,048 and 6,084,147 shares issued at
     September 30, 1999 and March 31, 1999, respectively....        63,070          60,842
  Additional paid-in capital................................    34,574,866      33,576,796
  Retained earnings (accumulated deficit)...................    (1,184,771)        766,569
  Less treasury stock, at cost--232,853 and 255,960 shares
     at September 30, 1999 and March 31, 1999,
     respectively...........................................    (1,062,555)     (1,182,496)
  Accumulated other comprehensive income (loss).............       (16,102)         20,329
                                                               -----------     -----------
     Total shareholders' equity.............................    32,374,508      33,242,040
                                                               -----------     -----------
                                                               $34,293,912     $36,008,107
                                                               ===========     ===========

---------------

* Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------    -----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:.........  $ (1,110,003)   $   666,073
                                                              ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net of disposals.....       (53,944)      (140,313)
  Purchases of short-term investments.......................    (1,170,813)    (1,697,598)
  Sales of short-term investments...........................     4,500,000        500,000
  Acquisitions of businesses, net of cash acquired..........    (2,257,645)    (1,036,000)
  Other, net................................................       (28,492)        (2,582)
                                                              ------------    -----------
     Net cash provided (used) by investing activities.......       989,106     (2,376,493)
                                                              ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock...............................       (12,725)      (911,135)
  Proceeds from issuances of common stock, net..............        84,422          1,593
                                                              ------------    -----------
     Net cash provided (used) by financing activities.......        71,697       (909,542)
                                                              ------------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................       (49,200)    (2,619,962)
Cash and cash equivalents, beginning of period..............    22,448,176     23,795,965
                                                              ------------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 22,398,976    $21,176,003
                                                              ============    ===========

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

     Certain prior period amounts have been reclassified to conform with current period classifications.

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

3. STOCK REPURCHASE PROGRAM

     In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3 million to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, employee stock purchase plan transactions, and for other corporate purposes. Through September 30, 1999, the Company had repurchased 281,900 shares, of which 49,047 shares were reissued to cover Employee Stock Purchase Plan transactions and stock option exercises. Repurchased shares are recorded as treasury shares.

4. ACQUISITION

     On August 4, 1999, the Company acquired all of the outstanding shares of capital stock of Mozart Systems Corporation ("Mozart") pursuant to an Agreement and Plan of Merger by and between SEEC and Mozart dated July 16, 1999. Mozart is a leading developer of Web-enablement products for rapid implementation of e-business applications. SEEC Delaware, Inc. ("SEEC Delaware"), was formed as a wholly-owned subsidiary of SEEC to effect the transaction. Upon the closing of the transaction, SEEC Delaware was merged with and into Mozart, and all existing shares of Mozart capital stock were canceled. Upon the cancellation of the former Mozart capital stock, each share of SEEC Delaware Common Stock was converted to one share of Mozart Common Stock. Upon completion of the merger, Mozart became a wholly-owned subsidiary of SEEC.

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Mozart are included in the Company's consolidated financial statements from the date of acquisition. The Company has allocated the purchase price to the assets acquired and the liabilities assumed based upon their respective fair market values on the date of acquisition.

     SEEC completed the purchase for an aggregate purchase price of approximately $3.5 million, of which, approximately $2.2 million was paid in cash from existing cash balances, and $1.0 million was paid in the form of 222,222 unregistered shares of SEEC Common Stock, with the balance related to acquisition costs and assumed liabilities.

     Based on preliminary valuations, the purchase price was allocated to current assets acquired of approximately $155,000, equipment of $100,000, in-process research and development of $531,000, and other intangible assets of approximately $2.7 million. This preliminary allocation is subject to further refinement and change. The Company's financial statements for the three- and six-month periods ended September 30, 1999 include a charge of $531,000 to write-off the acquired in-process research and development expenses associated with the Mozart acquisition. The remaining intangible assets acquired are being amortized over their estimated useful lives of five to seven years.

     The value of acquired research and development projects is charged to expense when, in management's opinion, the projects have not reached technological feasibility and have no probable alternative future use. The Company allocated value to in-process research and development based on an assessment of research and development projects. The values assigned to those assets were limited to significant research projects for which technological feasibility has not been established. This allocation represented the estimated fair value based on the risk-adjusted cash flows of the incomplete projects. The value of Mozart's in-process research and development projects was determined by estimating the costs to develop the purchased in-process technology to the stage of commercial viability, estimating the future cash flows from the sale of the technology, and discounting the cash flows to their present values.

     The nature of the efforts to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing, coding, and testing activities that are necessary to establish that the products can be produced to meet the Company's design requirements, including functions, features, and technical and economic performance requirements.

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

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                             SEPTEMBER 30              SEPTEMBER 30
                                        ----------------------    ----------------------
                                          1999         1998         1999         1998
                                        ---------    ---------    ---------    ---------
Basic shares..........................  5,981,027    6,030,128    5,905,325    6,053,210
Effect of dilutive securities--options
  and warrants........................         --       89,083           --      166,025
                                        ---------    ---------    ---------    ---------
Diluted shares........................  5,981,027    6,119,211    5,905,325    6,219,235
                                        =========    =========    =========    =========

     All options and warrants are excluded from the computation of net loss per share of Common Stock for the three- and six-month periods ended September 30, 1999, because their effect is not dilutive. For the three- and six-month periods ended September 30, 1998, options and warrants to purchase 333,175 and 80,000 shares, respectively, were excluded from the computation of diluted EPS, because the exercise prices of the options and warrants were greater than the average market price of the common shares.

6. COMPREHENSIVE INCOME

     Comprehensive income includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income and its components in its annual consolidated statement of changes in shareholders' equity (deficit). The components of the Company's comprehensive income (loss) were as follows:

                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                     -----------------------    -----------------------
                                        1999          1998         1999          1998
                                     -----------    --------    -----------    --------
Net income (loss)..................  $(1,239,226)   $355,123    $(1,902,799)   $358,073
Unrealized gain (loss) on
  investments, net of taxes........       (1,030)     48,525        (36,431)     57,135
                                     -----------    --------    -----------    --------
     Total comprehensive income
       (loss)......................  $(1,240,256)   $403,648    $(1,939,230)   $415,208
                                     ===========    ========    ===========    ========

7. INCOME TAXES

     The Company's effective tax rate for the both the three- and six-month periods ended September 30, 1998 was 38%. In the three- and six-month periods ended September 30, 1999, the Company calculated a deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of the Company's net operating loss carryforwards. The valuation allowance resulted in a decrease in the tax benefit calculated based on the net operating losses incurred in the first and second quarters of fiscal 2000. As of March 31, 1999, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $1,025,000 and $522,000, respectively. The carryforwards expire at various times from March 31, 2000 to March 31, 2013. Certain changes in ownership could result in an annual limitation on the amount of carryforwards that may be utilized.

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

OVERVIEW

     SEEC develops, markets, and supports software and solutions that rapidly Web-enable host computer systems and provide for reuse of legacy applications, business logic, and data in component-based e-business systems. SEEC also provides enterprise solutions for enhancing legacy systems and for migrating or integrating them with newer systems. SEEC's solutions include flexible methodologies, proven tools, and expert consulting services that have saved significant time and money for over 200 Fortune 1000 companies and other large organizations, and more than 20 leading international information technology service providers.

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

     With the recent acquisition of Mozart Systems Corporation, the Company has enhanced its position in the e-business market by adding Mozart Web-enablement solutions that, together with existing and planned SEEC products, will bridge the gap between legacy systems and newer Web and component architectures. Mozart's product line includes MozNet(TM), which transforms host-based applications into secure three- or four-tier Web applications by refacing or redesigning the interface, improving the look, feel, and usability of the application for end users. MozNet includes a server-based operating environment, host interface technology, external data access capabilities, and an integrated development environment. MozAgent(TM) encapsulates host screens into data objects that can be integrated in Web applications, separating the complexity of host access from the user application. It operates as an intelligent application gateway middleware component moving data between the front-end application and the host system on the back end. MozNet3270(TM) utilizes screen-scraping technology for terminal emulation in a browser window. MozWin(TM) is a client/server graphical user interface (GUI) development toolkit that converts character-based host front ends to Windows, Windows 95, or Windows NT interfaces.

     The Company derives its revenue from software license and maintenance fees and to a lesser extent, professional services fees. Professional services provided in conjunction with software license sales include consulting and training services. Professional services also include reengineering services, which the Company provides under time-and-materials and fixed-price contracts.

COMPARISON OF QUARTERS AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

     The following section includes information related to changes in the Company's consolidated statements of operations. References to the second quarter of fiscal 2000 and to the second quarter of fiscal 1999 refer to the three months ended September 30, 1999 and September 30, 1998, respectively.

     REVENUES. Total revenues for the second quarter of fiscal 2000 were $1,732,000 compared to $3,574,000 for the second quarter of fiscal 1999, a decrease of $1,842,000 or 52%. For the six months ended September 30, 1999, total revenues were $3,736,000 compared to $6,075,000 for the six months ended September 30, 1998, a decrease of $2,339,000 or 39%. These decreases resulted from a decline in the demand for year 2000 tools and solutions. The majority of the decreases were in the software license and maintenance fees category.

     Software license and maintenance fees were $1,293,000 for the second quarter of fiscal 2000 compared to $2,553,000 for the second quarter of fiscal 1999, a decrease of $1,260,000 or 49%. For the six months ended September 30, 1999, software license and maintenance fees were $2,512,000 compared to $4,160,000 for the six months ended September 30, 1998, a decrease of $1,648,000 or 40%. The decreases in software license and maintenance fees are primarily the result of a decrease in demand for year 2000-related tools and solutions, which was partially offset by increased sales of e-business products, including Web-enablement products and the SEEC Reengineering Workbench.

     Professional services--product related revenues were $439,000 for the second quarter of fiscal 2000 compared to $986,000 for the second quarter of fiscal 1999, a decrease of $547,000 or 56%. For the six months ended September 30, 1999, professional services--product related revenues were $1,224,000 compared to $1,854,000 for the six months ended September 30, 1998, a decrease of $630,000 or 34%. These decreases correspond to the decline in sales of year 2000-related software licenses. Training and consulting services are typically performed in conjunction with sales of software licenses. These declines were partially offset by increases in sales of Independent Verification services and in services related to e-business solutions.

     The Company had no revenues from professional services--other in the first six months of fiscal 2000. Such revenues were $35,000 and $61,000 for the three- and six-month periods ended September 30, 1998. The Company has chosen to direct its resources away from contract programming services, which were discontinued in fiscal 1999. Currently, management has no plans to continue to provide services of this type.

     Cost of Revenues. Cost of revenues includes cost of software license and maintenance fees, cost of professional services--product related, and cost of professional services--other. The Company's total cost of revenues was $528,000 for the second quarter of fiscal 2000 compared to $825,000 for the second quarter of fiscal 1999, a decrease of $297,000 or 36%. The total cost of revenues was $1,203,000 for the six months ended September 30, 1999, compared to $1,677,000 for the six months ended September 30, 1998, a decrease of $474,000 or 28%. Cost of revenues consists primarily of personnel costs of employees or subcontracted personnel required to provide consulting, training, on-site or in-house factory services, and customer support services.

     Cost of software license and maintenance fees includes the costs of providing customer support services, royalty expenses, the cost of third-party software sold, and, to a lesser degree, the costs of media, manuals, duplication and shipping related to the sales of the Company's software products. Customer support is primarily telephone support for customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $122,000 for the second quarter of fiscal 2000 compared to $248,000 for the second quarter of fiscal 1999, a decrease of $126,000 or 51%. The cost of software license and maintenance fees was $306,000 for the six months ended September 30, 1999 compared to $474,000 for the six months ended September 30, 1998, a decrease of $168,000 or 35%. The cost of software license and maintenance fees decreased with the declining demand for year 2000 products and solutions, which was partially offset by increases in costs related to sales of e-business products and in the cost of third-party software sold.

     Professional services--product related costs consist primarily of compensation and related benefits, and travel and equipment for Company personnel responsible for providing consulting, training, and reengineering services to customers. Also included are the costs of temporary or subcontracted labor required to meet the demands of providing services. Professional services--product related costs were $406,000 for the second quarter of fiscal 2000 compared to $547,000 for the second quarter of fiscal 1999, a decrease of $141,000 or 26%. For the six months ended September 30, 1999, professional services--product related were $897,000, compared to $1,143,000 for the six months ended September 30, 1998, a decrease of $246,000, or 22%. These decreases in professional services--product related costs were primarily the result of the decline in demand for year 2000-related services, which was partially offset by an increase in demand for services related to e-business.

     Professional services--other costs consist primarily of compensation and related benefits for Company personnel engaged in providing contract programming services for customers. Professional services--other costs were $30,000 for the second quarter of fiscal 1999, and $60,000 for the six months ended September 30, 1998. The Company discontinued providing contract programming in fiscal 1999.

     GROSS MARGINS. The Company's total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 70% and 68% for the three- and six-month periods ended September 30, 1999, respectively, compared to 77% and 72% for the three- and six-month periods ended September 30, 1998, respectively. Gross margin percentages were 91% and 90% for software license and maintenance fees, and 8% and 45% for professional services--product related for the second quarters of fiscal 2000 and 1999, respectively. Gross margin percentages were 88% and 89% for software license and maintenance fees, and 27% and 38% for professional services--product related for the six-month periods ended September 30, 1999 and 1998, respectively. The gross margin percentages were 14% and 2% for professional services--other for the three- and six-month periods ended September 30, 1998, respectively. The Company no longer generates professional services--other revenues.

     The gross margin percentages for software license and maintenance fees fluctuate based on the mix of software products and the varying royalty expenses, if any, associated with those products. Also, these percentages are impacted by the proportion of customer support services costs, which are relatively fixed, to the amount of software license and maintenance fees generated in a given period. The gross margin percentages for the fiscal 2000 and fiscal 1999 periods are comparable.

     The gross margin percentages for professional services--product related vary depending on the utilization rates for billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. Relatively highly-automated in-house factory services such as independent verification, which are billable by line of code processed, typically require fewer consultant hours to perform than similar services involving source code remediation or testing. Other types of reengineering and e-business services may be performed at the customers' sites or at the Company's facilities, typically on a time-and-materials basis. The Company's pricing for product-related services varies based on the complexity and scope of the engagement and competitive considerations.

     The professional services--product related gross margin percentage was negatively impacted in the second quarter of fiscal 2000 by the decrease in year 2000-related services revenues and lower utilization rates of services consultants for billable engagements. The Company has also incurred costs in training consultants for providing e-business solutions services, and in utilizing the consultants for promotional activities. The gross margin percentages for the second quarter and the first six months of fiscal 1999 were favorably impacted by a higher proportion of in-house factory services revenues to total product related services revenues, as compared to the fiscal 2000 periods. In-house factory services, which are performed at the Company's headquarters, have higher gross margins relative to other services. The Company expects that professional services--product related gross margin percentages will average approximately 25% over the longer term.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $555,000 for the second quarter of fiscal 2000 compared to $767,000 for the second quarter of fiscal 1999, a decrease of $212,000 or 28%. For the six months ended September 30, 1999, general and administrative expenses were $1,091,000, versus $1,288,000 for the six months ended September 30, 1998, a decrease of $197,000 or 15%. These decreases reflect efforts to reduce general expenses, and also the absence of non-recurring costs incurred in fiscal 1999, including certain costs related to the Company's international expansion. During the first six months of fiscal 1999, the Company invested in infrastructure and international expansion in the United Kingdom, India, South Korea and Germany.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of the Company's sales, sales support, and marketing personnel, plus the costs of travel, advertising, and other promotional activities. Sales and marketing expenses were $1,286,000 for the second quarter of fiscal 2000 compared to $1,451,000 for the second quarter of fiscal 1999, a decrease of $165,000 or 11%. For the six months ended September 30, 1999, sales and marketing expenses were $2,799,000 compared to $2,676,000 for the six months ended September 30, 1998, an increase of $123,000 or 5%. The decrease for the second quarter periods is primarily due to reduced incentive compensation expense, partially offset by increases in marketing efforts targeted at the e-business market. The increase for the six-month periods was due primarily to the Company's investments in advertising and promotional materials in conjunction with the launch of its e-business solutions.

     RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $476,000 for the second quarter of fiscal 2000, compared to $351,000 for the second quarter of fiscal 1999, an increase of $125,000 or 36%. For the six months ended September 30, 1999, expenditures for research and development were $858,000 compared to $640,000 for the six months ended September 30, 1998, an increase of $218,000 or 34%. These increases were due to costs of development of additional applications of the Company's core technology, particularly legacy systems reengineering solutions for e-business applications and Web enablement. The Company also added research and development personnel and related expenses in connection with the acquisition of Mozart. Expenditures for research and development vary depending upon the number of projects underway at any time, the size of the projects and their stage of development.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are amortized over their estimated useful lives of five to seven years. For the second quarter of fiscal 2000, amortization of goodwill and other intangible assets amounted to $102,000 compared to $32,000 for the second quarter of fiscal 1999, an increase of $70,000 or 219%. For the six months ended September 30, 1999, amortization expense was $138,000 compared to $64,000 for the six months ended September 30, 1998, an increase of $74,000 or 116%. The increases were due to amortization of intangible assets acquired in the Mozart purchase as described in Note 4 to the Unaudited Consolidated Financial Statements. The acquisition was completed in August 1999, and amortization of the intangible assets acquired began on the acquisition date.

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The Company recorded a one-time charge of $531,000 in the second quarter of fiscal 2000 in connection with the Mozart acquisition as described in Note 4 to the

Unaudited Consolidated Financial Statements. The value of acquired research and development projects is charged to expense when, in management's opinion, the projects have not reached technological feasibility and have no probable alternative future use. SEEC did not acquire any in-process research and development costs in the six months ended September 30, 1998.

     NET INTEREST INCOME. Net interest income consists principally of interest income on cash equivalents and short-term investments, which are invested in money market funds and high-grade bonds and bond funds with average maturities of less than two years. Net interest income was $341,000 for the second quarter of fiscal 2000, compared to $427,000 for the second quarter of fiscal 1999, a decrease of $86,000 or 20%. For the six months ended September 30, 1999, net interest income was $717,000 compared to $848,000 for the six months ended September 30, 1998, a decrease of $131,000 or 15%. The decreases from the fiscal 1999 to the fiscal 2000 periods were due to the use of cash for the Mozart acquisition and a decrease in the proportion of higher-yielding short-term investments to cash and cash equivalents.

     INCOME TAXES. The provision (benefit) for income taxes was ($165,000) and ($265,000) for the three- and six-month periods ended September 30, 1999, respectively, compared to $218,500 and $220,000 for the three-and six-month periods ended September 30, 1998, respectively. In the fiscal 2000 periods, the Company calculated a net deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of the Company's net operating loss carryforwards. The valuation allowance resulted in a decrease in the tax benefits calculated based on the net operating losses incurred in the three- and six-month periods of fiscal 2000. As of March 31, 1999, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $1,025,000 and $522,000, respectively. The carryforwards expire at various times from March 31, 2000 to March 31, 2013. Certain changes in the Company's ownership could result in an annual limitation on the amount of carryforwards that may be utilized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through sales of equity securities and cash flows from operations. In fiscal 1997, the Company sold 211,425 shares of Common Stock in a private placement for $747,000, and sold 2,070,000 shares of Common Stock in an initial public offering, the net proceeds of which were $13.0 million. In fiscal 1998, the Company sold 1,030,000 shares of Common Stock in a secondary public offering, the net proceeds of which were $19.1 million.

     At September 30, 1999, the Company had cash, cash equivalents, and short-term investments of $27.4 million and working capital of $27.9 million. Excess cash has been invested, and the Company expects that it will continue to be invested, in interest-bearing investment grade securities. The Company's cash flows have been used primarily for general operating expenses, to purchase property and equipment, to fund internal research and development, to fund two acquisitions, and to purchase Company Common Stock under the Stock Repurchase Program described in Note 3 to the Unaudited Consolidated Financial Statements. Cash totaling $2.2 million was used in the second quarter of fiscal 2000 to fund the acquisition of Mozart Systems Corporation, as described in Note 4 to the Unaudited Consolidated Financial Statements. Cash totaling $1.0 million was used in fiscal 1999 to fund the acquisition of ERA Software Systems Private Limited. The Company used $1.1 million for operating activities in the six months ended September 30, 1999, compared to $666,000 generated by operating activities in the six months ended September 30, 1998. The Company used $54,000 and $140,000 to purchase property and equipment in the six month periods ended September 30, 1999 and 1998, respectively. The Company generated $3.3 million from sales of short-term investments, net of purchases, in the six months ended September 30, 1999. The Company used $1.2 million to purchase short-term investments, net of proceeds from sale of short-term investments, in the six months ended September 30, 1998.

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

     The Company has followed a formal program to address any potential year 2000 compliance issues relating to its internal operating systems, products, distributors, resellers and vendors. The Company has reviewed all of its major internal operating systems and is continuing to monitor any new additions to its internal operating systems for year 2000 compliance. Substantially all of the Company's internally-developed products have been designed and tested to satisfy the Company's year 2000 specifications. After reviewing the status of its distributors, resellers and vendors regarding year 2000 compliance, the Company believes that the risk of disruption of the Company's operations due to the year 2000 problem is minimal. However, the Company relies upon various third-party organizations for basic services such as electrical power, telecommunications, postage and delivery, banking, and other infrastructure services. In a worst-case scenario, the Company could suffer adverse consequences as a result of interruption of some or all of these services. These third-party dependencies are not unique to the Company or to companies in its industry or geographical location. Disruptions in these infrastructure services would likely have a negative impact on most business enterprises. The Company is developing contingency plans to operate during such potential disruptions in infrastructure services. The Company expects the contingency plans to be completed before December 31, 1999. Regardless of these efforts, however, there is no assurance that the Company can avoid material adverse consequences in the event that its distributors, resellers or vendors experience unexpected breakdowns, or other unanticipated disruptions occur.

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

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On August 5, 1999, the Company held its 1999 Annual Meeting of Shareholders.

(b) Directors elected at the August 5, 1999 meeting were Ravindra Koka and Beverly Brown. Directors whose terms of office continued after the meeting were John D. Godfrey, Radha R. Basu, Glen F. Chatfield, and Abraham Ostrovsky.

(c) The following matter was voted upon at the Annual Meeting, with the results indicated:

    Election of Class III Directors:

                                                           AUTHORITY     BROKER
                                              VOTED FOR    WITHHELD     NON-VOTES
                                              ---------    ---------    ---------
Ravindra Koka...............................  4,590,144       51,179        0
Beverly Brown...............................  4,590,144       51,179        0

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     (27) Financial Data Schedule

(b) Reports on Form 8-K:

DATE OF THE REPORT                        SUBJECT OF THE REPORT
------------------                        ---------------------
                         Announcement of the acquisition of Mozart Systems
August 4, 1999           Corporation

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

Date: November 15, 1999

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