Form 10-Q
period 1999-12-31
SEEC INC
filed 2000-02-14
CIK 925524

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

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                              Yes  X        No ___

     As of January 31, 2000, there were 6,070,751 outstanding shares of Common Stock, par value $.01 per share, of SEEC, Inc.

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

Item 1. Financial Statements

     Consolidated Statements of Operations for the three-
      and nine- month periods ended December 31, 1999 and
      1998..................................................      2

     Condensed Consolidated Balance Sheets as of
      December 31, 1999 and March 31, 1999..................      3

     Condensed Consolidated Statements of Cash Flows for the
      nine-month periods ended December 31, 1999 and
      1998..................................................      4

     Notes to Unaudited Consolidated Financial Statements...    5-7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   7-13

PART II--OTHER INFORMATION..................................     14

Item 1. Legal Proceedings...................................     14

Item 2. Changes in Securities...............................     14

Item 3. Defaults Upon Senior Securities.....................     14

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     14

Item 5. Other Information...................................     14

Item 6. Exhibits and Reports on Form 8-K....................     14

SIGNATURES..................................................     15

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                DECEMBER 31,                 DECEMBER 31,
                                          -------------------------    -------------------------
                                             1999          1998*          1999          1998*
                                          -----------    ----------    -----------    ----------
REVENUES:
  Software license and maintenance
     fees...............................  $   646,617    $1,827,122    $ 3,158,550    $5,987,287
  Professional services--product
     related............................      910,915       633,615      2,134,720     2,487,540
  Professional services--other..........           --         2,599             --        63,469
                                          -----------    ----------    -----------    ----------
     Total revenues.....................    1,557,532     2,463,336      5,293,270     8,538,296
                                          -----------    ----------    -----------    ----------
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance
       fees.............................      131,604       155,992        437,823       629,943
     Professional services--product
       related..........................      429,542       497,961      1,326,402     1,640,782
     Professional services--other.......           --         4,063             --        64,390
                                          -----------    ----------    -----------    ----------
       Total cost of revenues...........      561,146       658,016      1,764,225     2,335,115
  General and administrative............      590,987       547,091      1,682,124     1,834,721
  Sales and marketing...................    1,322,585     1,159,218      4,121,401     3,835,508
  Research and development..............      446,612       299,955      1,304,788       939,844
  Amortization of goodwill and other
     intangible assets..................      136,066        31,750        274,412        95,833
  Acquired in-process research and
     development........................           --            --        531,100            --
                                          -----------    ----------    -----------    ----------
                                            3,057,396     2,696,030      9,678,050     9,041,021
                                          -----------    ----------    -----------    ----------
LOSS FROM OPERATIONS....................   (1,499,864)     (232,694)    (4,384,780)     (502,725)
NET INTEREST INCOME.....................      358,458       375,038      1,075,575     1,223,142
                                          -----------    ----------    -----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES.......   (1,141,406)      142,344     (3,309,205)      720,417
INCOME TAX PROVISION (BENEFIT)..........      (90,000)       47,000       (355,000)      267,000
                                          -----------    ----------    -----------    ----------
NET INCOME (LOSS).......................  $(1,051,406)   $   95,344    $(2,954,205)   $  453,417
                                          ===========    ==========    ===========    ==========
Net income (loss) per common share:
     Basic..............................  $     (0.17)   $     0.02    $     (0.50)   $     0.08
                                          ===========    ==========    ===========    ==========
     Diluted............................  $     (0.17)   $     0.02    $     (0.50)   $     0.07
                                          ===========    ==========    ===========    ==========
Weighted average number of common and
  common equivalent shares outstanding:
     Basic..............................    6,060,649     5,862,242      5,957,295     5,988,483
                                          ===========    ==========    ===========    ==========
     Diluted............................    6,060,649     5,933,107      5,957,295     6,127,113
                                          ===========    ==========    ===========    ==========

------------------
* Includes reclassifications made to conform to current year classifications.

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,     MARCH 31,
                                                                  1999           1999
                                                              ------------    -----------
                                                              (UNAUDITED)     (AUDITED *)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $18,758,700     $22,448,176
  Short-term investments....................................    7,766,219       8,452,685
  Accounts receivable --trade, net..........................    1,779,339       2,701,438
  Prepaid expenses and other current assets.................      349,920         532,910
                                                              -----------     -----------
     Total current assets...................................   28,654,178      34,135,209

PROPERTY AND EQUIPMENT, NET.................................    1,183,339       1,102,520

GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................    3,268,185         770,378
                                                              -----------     -----------
                                                              $33,105,702     $36,008,107
                                                              ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-- trade..................................  $   480,209     $   625,984
  Accrued compensation......................................      538,992         399,044
  Deferred maintenance revenue..............................      299,376         703,147
  Other current liabilities.................................      475,398         447,132
  Income taxes payable......................................      122,039         195,800
                                                              -----------     -----------
     Total current liabilities..............................    1,916,014       2,371,107
DEFERRED INCOME TAXES.......................................        8,160         394,960
                                                              -----------     -----------
     Total liabilities......................................    1,924,174       2,766,067
                                                              -----------     -----------
SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares
     authorized;
     none outstanding
  Common stock--$.01 par value; 20,000,000 shares
     authorized; 6,307,556 and 6,084,147 shares issued at
     December 31, 1999 and March 31, 1999, respectively.....       63,076          60,842
  Additional paid-in capital................................   34,575,085      33,576,796
  Retained earnings (accumulated deficit)...................   (2,236,177)        766,569
  Less treasury stock, at cost--264,453 and 255,960 shares
     at December 31, 1999 and March 31, 1999,
      respectively..........................................   (1,185,186)     (1,182,496)
  Accumulated other comprehensive income (loss).............      (35,270)         20,329
                                                              -----------     -----------
     Total shareholders' equity.............................   31,181,528      33,242,040
                                                              -----------     -----------
                                                              $33,105,702     $36,008,107
                                                              ===========     ===========

------------------
* Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES..........  $(1,751,691)   $ 1,995,034
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net of disposals.....     (216,573)      (212,664)
  Purchases of short-term investments.......................   (4,860,021)    (1,754,891)
  Sales of short-term investments...........................    5,489,382      1,100,000
  Acquisitions of businesses, net of cash acquired..........   (2,270,075)    (1,036,000)
  Other, net................................................      (29,789)       (39,582)
                                                              -----------    -----------
     Net cash used by investing activities..................   (1,887,076)    (1,943,137)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock...............................     (135,356)    (1,048,781)
  Proceeds from issuances of common stock, net..............       84,647          9,792
                                                              -----------    -----------
     Net cash used by financing activities..................      (50,709)    (1,038,989)
                                                              -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (3,689,476)      (987,092)
Cash and cash equivalents, beginning of period..............   22,448,176     23,795,965
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $18,758,700    $22,808,873
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

     Certain prior period amounts have been reclassified to conform to current period classifications.

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

3. STOCK REPURCHASE PROGRAM

     In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3 million to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, employee stock purchase plan transactions, and for other corporate purposes. Through December 31, 1999, the Company had repurchased 313,500 shares, of which 49,047 shares were reissued to cover Employee Stock Purchase Plan transactions and stock option exercises. Repurchased shares are recorded as treasury shares.

4. ACQUISITION

     On August 4, 1999, the Company acquired all of the outstanding shares of capital stock of Mozart Systems Corporation ("Mozart") pursuant to an Agreement and Plan of Merger by and between SEEC, Inc. and Mozart dated July 16, 1999. Mozart is a leading developer of Web-enablement products for rapid implementation of e-business applications. SEEC Delaware, Inc. ("SEEC Delaware"), was formed as a wholly-owned subsidiary of SEEC, Inc. to effect the transaction. Upon the closing of the transaction, SEEC Delaware was merged with and into Mozart, and all existing shares of Mozart capital stock were canceled. Upon the cancellation of the former Mozart capital stock, each share of SEEC Delaware Common Stock was converted to one share of Mozart Common Stock, and Mozart became a wholly-owned subsidiary of SEEC, Inc.

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

     Based on preliminary valuations, the purchase price was allocated to current assets acquired of approximately $155,000, equipment of $100,000, in-process research and development of $531,000, and other intangible assets of approximately $2.7 million. This preliminary allocation is subject to further refinement and change. The Company's financial statements for the nine-month period ended December 31, 1999 include a charge of $531,000 to write off the acquired in-process research and development expenses associated with the Mozart acquisition. The remaining intangible assets acquired are being amortized over their estimated useful lives of five to seven years.

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

                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                             DECEMBER 31               DECEMBER 31
                                        ----------------------    ----------------------
                                          1999         1998         1999         1998
                                        ---------    ---------    ---------    ---------
Basic shares..........................  6,060,649    5,862,242    5,957,295    5,988,483
Effect of dilutive securities--options
  and warrants........................         --       70,865           --      138,630
                                        ---------    ---------    ---------    ---------
Diluted shares........................  6,060,649    5,933,107    5,957,295    6,127,113
                                        =========    =========    =========    =========

     All options and warrants are excluded from the computation of net loss per share of Common Stock for the three- and nine-month periods ended December 31, 1999, because their effect is not dilutive. For the three- and nine-month periods ended December 31, 1998, options and warrants to purchase 561,475 and 332,675 shares, respectively, were excluded from the computation of diluted EPS, because the exercise prices of the options and warrants were greater than the average market price of the common shares.

6. COMPREHENSIVE INCOME

     Comprehensive income includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income and its components in its annual Consolidated Statement of Changes in Shareholders' Equity (Deficit). The components of the Company's comprehensive income (loss) were as follows:

                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                           DECEMBER 31,              DECEMBER 31,
                                      ----------------------    -----------------------
                                         1999         1998         1999          1998
                                      -----------    -------    -----------    --------
Net income (loss)...................  $(1,051,406)   $95,344    $(2,954,205)   $453,417
Unrealized gain (loss) on
  investments, net of taxes.........      (19,168)   (39,499)       (55,599)     17,636
                                      -----------    -------    -----------    --------
     Total comprehensive income
       (loss).......................  $(1,070,574)   $55,845    $(3,009,804)   $471,053
                                      ===========    =======    ===========    ========

7. INCOME TAXES

     The Company's effective tax rates for the three- and nine-month periods ended December 31, 1999 were 8% and 10%, respectively. The Company's effective tax rates for the three- and nine-month periods ended December 31, 1998 were 33% and 37%, respectively. In the three- and nine-month periods ended December 31, 1999, the Company calculated a deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of the Company's net operating loss carryforwards. The valuation allowance resulted in a decrease in the tax benefit calculated based on the net operating losses incurred in fiscal 2000. As of March 31, 1999, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $1,025,000 and $522,000, respectively. The carryforwards expire at various times from March 31, 2000 to March 31, 2013. Certain changes in ownership could result in an annual limitation on the amount of carryforwards that may be utilized.

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

OVERVIEW

     SEEC develops, markets, and supports software and provides services that enable its customers to implement strategies designed to Web-enable host computer systems through legacy system integration. Most large organizations have vast amounts of data stored on legacy mainframe systems that until recently could be accessed only through "green screen" terminals. These organizations increasingly need to gain or provide access to this data through the Internet or intranets via more user-friendly methods and interfaces. SEEC provides enterprise solutions for enhancing and renewing legacy systems and for migrating or integrating them with newer systems -- allowing the disparate systems within an enterprise to communicate with each other. SEEC's solutions include flexible methodologies, proven tools, and expert consulting services that have saved significant time and money for over 200 Fortune 1000 companies and other large organizations, and more than 20 leading international information technology service providers. Through 1999, these organizations have used SEEC solutions extensively for year 2000 remediation and testing. With the year 2000 transition having passed, organizations are turning to Web-enablement and legacy system reengineering projects which, in many cases, were postponed as the year 2000 date change approached.

     The majority of SEEC's software products are derived from and built upon the Company's core source code analysis technology. This ability to build upon an existing robust core technology affords SEEC a unique level of flexibility and can significantly reduce time to market, a critical advantage when new industry trends emerge. SEEC's products automate many of the procedures required for reengineering mainframe-based legacy software systems. The Company's products analyze and modify source code, which is downloaded from the mainframe to a PC-based environment, where it is stored in application dictionaries for performance of reengineering functions. SEEC's software products enable customers to extract business rules and functions from legacy applications for reuse in object-oriented client/server or Web environments. The Company's solutions combine SEEC software tools with consulting services to develop component-based systems that integrate mainframe applications and data with enterprise resource planning (ERP), customer relationship management (CRM), and other client/server- or Internet-based applications. SEEC also offers solutions for reengineering legacy systems to address the transition to the single currency of the European Monetary Union (the euro), and for improving the efficiency and effectiveness of traditional application maintenance processes.

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

COMPARISON OF QUARTERS AND NINE-MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998

     The following section includes information related to changes in the Company's Consolidated Statements of Operations. References to the third quarter of fiscal 2000 and to the third quarter of fiscal 1999 refer to the three months ended December 31, 1999 and December 31, 1998, respectively.

     REVENUES. Total revenues for the third quarter of fiscal 2000 were $1,558,000 compared to $2,463,000 for the third quarter of fiscal 1999, a decrease of $905,000 or 37%. For the nine months ended December 31, 1999, total revenues were $5,293,000 compared to $8,538,000 for the nine months ended December 31, 1998, a decrease of $3,245,000 or 38%. The majority of the decreases were in the software license and maintenance fees category. These decreases resulted from a decline in the demand for year 2000 solutions, as market demand and the Company's offerings shift from year 2000 solutions to e-business and legacy system reengineering solutions. Revenues from legacy reengineering and Web-enablement solutions accounted for 42% and 25% of revenues in the quarter and nine months ended December 31, 1999, respectively. SEEC had derived no revenues from these solutions in fiscal 1999.

     Software license and maintenance fees were $647,000 for the third quarter of fiscal 2000 compared to $1,827,000 for the third quarter of fiscal 1999, a decrease of $1,180,000 or 65%. For the nine months ended December 31, 1999, software license and maintenance fees were $3,159,000 compared to $5,987,000 for the nine months ended December 31, 1998, a decrease of $2,828,000 or 47%. The decreases in software license and maintenance fees are primarily the result of a decrease in demand for year 2000-related tools and solutions, which was partially offset by increased sales of e-business products, including Web-enablement products and the SEEC Re-Engineering Workbench(TM).

     Professional services--product related revenues were $911,000 for the third quarter of fiscal 2000 compared to $634,000 for the third quarter of fiscal 1999, an increase of $277,000 or 44%. For the nine months ended December 31, 1999, professional services--product related revenues were $2,135,000 compared to $2,488,000 for the nine months ended December 31, 1998, a decrease of $353,000 or 14%. Training and consulting services are often performed in conjunction with sales of software licenses. The increase in revenues for the quarterly periods resulted primarily from increased Independent Verification services and services related to e-business solutions. These increases were partially offset by a decline in sales of year 2000-related services. For the nine-month periods, while revenues from legacy reengineering and e-business-related services increased, the decline in sales of year 2000-related services was greater, resulting in a net overall decrease in professional services--product related revenues.

     The Company had no revenues from professional services--other in the first nine months of fiscal 2000. Such revenues were $3,000 and $63,000 for the three-and nine-month periods ended December 31, 1998. The Company has chosen to direct its resources away from contract programming services, which were discontinued in fiscal 1999.

     COST OF REVENUES. Cost of revenues includes cost of software license and maintenance fees, cost of professional services--product related, and cost of professional services--other. The Company's total cost of revenues was $561,000 for the third quarter of fiscal 2000 compared to $658,000 for the third quarter of fiscal 1999, a decrease of $97,000 or 15%. The total cost of revenues was $1,764,000 for the nine months ended December 31, 1999, compared to $2,335,000 for the nine months ended December 31, 1998, a decrease of $571,000 or 24%. Cost of revenues consists primarily of personnel costs of employees or subcontracted personnel required to provide consulting, training, on-site or in-house factory services, and customer support services.

     Cost of software license and maintenance fees includes the costs of providing customer support services, royalty expenses, the cost of third-party software sold, and, to a lesser degree, the costs of media, manuals, duplication and shipping related to sales of certain of the Company's software products. Customer support is primarily telephone or online (Internet) support for customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $132,000 for the third quarter of fiscal 2000 compared to $156,000 for the third quarter of fiscal 1999, a decrease of $24,000 or 15%. The cost of software license and maintenance fees was $438,000 for the nine months ended December 31, 1999 compared to $630,000 for the nine months ended December 31, 1998, a decrease of $192,000 or 30%. The cost of software license and maintenance fees decreased with the declining demand for year 2000 products and solutions, which was partially offset by increases in costs related to sales of e-business products. The cost reductions were primarily in the areas of customer support personnel costs and royalties paid to third parties.

     Professional services--product related costs consist primarily of compensation and related benefits, and travel and equipment for Company personnel responsible for providing consulting, training, and reengineering services to customers. Also included are the costs of temporary or subcontracted labor required to meet the demands of providing services. Professional services--product related costs were $430,000 for the third quarter of fiscal 2000 compared to $498,000 for the third quarter of fiscal 1999, a decrease of $68,000 or 14%. For the nine months ended December 31, 1999, professional services--product related costs were $1,326,000, compared to $1,641,000 for the nine months ended December 31, 1998, a decrease of $315,000, or 19%. These decreases in professional services--product related costs were primarily the result of the decline in demand for year 2000-related services, which was partially offset by an increase in demand for services related to e-business solutions. The decreases were primarily in personnel cost reductions, the majority of which was subcontracted labor.

     Professional services--other costs consist primarily of compensation and related benefits for Company personnel engaged in providing contract programming services for customers. Professional services--other costs were $4,000 for the third quarter of fiscal 1999, and $64,000 for the nine months ended December 31, 1998. The Company discontinued providing contract programming in fiscal 1999.

     GROSS MARGINS. The Company's total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 64% and 67% for the three- and nine-month periods ended December 31, 1999, respectively, compared to 73% for both the three- and nine-month periods ended December 31, 1998. Gross margin percentages were 80% and 91% for software license and maintenance fees, and 53% and 21% for professional services--product related for the third quarters of fiscal 2000 and 1999, respectively. Gross margin percentages were 86% and 89% for software license and maintenance fees, and 38% and 34% for professional services--product related for the nine-month periods ended December 31, 1999 and 1998, respectively. The gross margin percentage was (2)% for professional services--other for the nine months ended December 31, 1998. The Company no longer generates professional services--other revenues.

     The gross margin percentages for software license and maintenance fees fluctuate based on the mix of software products and the varying royalty expenses, if any, associated with those products. Also, these percentages are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. The gross margin percentages for software license and maintenance fees were lower in the fiscal 2000 periods than in the fiscal 1999 periods due to a higher proportion of the customer support service costs to revenue.

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

     The professional services--product related gross margin percentage was higher in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999, principally because revenues from in-house factory services represented a higher proportion of total services revenues. The more automated in-house factory services typically have higher gross margins relative to other services.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $591,000 for the third quarter of fiscal 2000 compared to $547,000 for the third quarter of fiscal 1999, an increase of $44,000 or 8%. For the nine months ended December 31, 1999, general and administrative expenses were $1,682,000, versus $1,835,000 for the nine months ended December 31, 1998, a decrease of $153,000 or 8%. The increase between the third quarter periods is primarily due to the general and administrative costs of Mozart, which was acquired in the second quarter of fiscal 2000. The decrease between the nine-month periods reflect efforts to reduce general expenses and also the absence of non-recurring costs incurred in fiscal 1999, including certain costs related to the Company's international expansion. During the first nine months of fiscal 1999, the Company invested in infrastructure and international expansion in the United Kingdom, India, South Korea and Germany. The effect of cost reduction efforts and the absence of certain non-recurring expansion costs was partially offset by general and administrative costs of Mozart in the nine months ended December 31, 1999.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of the Company's sales, sales support, and marketing personnel, plus the costs of travel, advertising, and other promotional activities. Sales and marketing expenses were $1,323,000 for the third quarter of fiscal 2000 compared to $1,159,000 for the third quarter of fiscal 1999, an increase of $164,000 or 14%. For the nine months ended December 31, 1999, sales and marketing expenses were $4,121,000 compared to $3,836,000 for the nine months ended December 31, 1998, an increase of $285,000 or 7%. These increases were due primarily to the Company's investments in advertising and promotional campaigns in conjunction with the launch of its e-business solutions.

     RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $447,000 for the third quarter of fiscal 2000, compared to $300,000 for the third quarter of fiscal 1999, an increase of $147,000 or 49%. For the nine months ended December 31, 1999, expenditures for research and development were $1,305,000 compared to $940,000 for the nine months ended December 31, 1998, an increase of $365,000 or 39%. These increases were due to costs of development of additional applications of the Company's core technology, particularly transformation reengineering solutions for e-business applications and Web enablement, and to research and development personnel and related expenses added in connection with the acquisition of Mozart. Research and development expenditures vary depending upon the number of projects underway at any time, the size of the projects and their stage of development.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are amortized over their estimated useful lives of five to seven years. For the third quarter of fiscal 2000, amortization of goodwill and other intangible assets amounted to $136,000 compared to $32,000 for the third quarter of fiscal 1999, an increase of $104,000 or 325%. For the nine months ended December 31, 1999, amortization expense was $274,000 compared to $96,000 for the nine months ended December 31, 1998, an increase of $178,000 or 185%. The increases were due to amortization of intangible assets acquired in the Mozart acquisition as described in Note 4 to the Unaudited Consolidated Financial Statements. The acquisition was completed in August 1999, and amortization of the intangible assets acquired began on the acquisition date.

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The Company recorded a one-time charge of $531,000 in the nine months ended December 31, 1999 in connection with the Mozart acquisition as described in Note 4 to the Unaudited Consolidated Financial Statements. The value of acquired research and development projects is charged to expense when, in management's opinion, the projects have not reached technological feasibility and have no probable alternative future use. SEEC did not incur any such charges in fiscal 1999.

     NET INTEREST INCOME. Net interest income consists principally of interest income on cash equivalents and short-term investments, which are invested in money market funds and high-grade bonds and bond funds with average maturities of less than two years. Net interest income was $358,000 for the third quarter of fiscal 2000, compared to $375,000 for the third quarter of fiscal 1999, a decrease of $17,000 or 5%. For the nine months ended December 31, 1999, net interest income was $1,076,000 compared to $1,223,000 for the nine months ended December 31, 1998, a decrease of $147,000 or 12%. The decreases from the fiscal 1999 to the fiscal 2000 periods were due to the use of cash for the Mozart acquisition, to fund operations, and for stock repurchases. The effect of the reduced cash balances was partially offset by higher interest rates on cash equivalents and short-term investments.

     INCOME TAXES. The provision (benefit) for income taxes was ($90,000) and ($355,000) for the three- and nine-month periods ended December 31, 1999, respectively, compared to $47,000 and $267,000 for the three - and nine-month periods ended December 31, 1998, respectively. In the fiscal 2000 periods, the Company calculated a net deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of the Company's net operating loss carryforwards. The valuation allowance resulted in a decrease in the tax benefits calculated based on the net operating losses incurred in the three- and six-month periods of fiscal 2000. As of March 31, 1999, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $1,025,000 and $522,000, respectively. The carryforwards expire at various times from March 31, 2000 to March 31, 2013. Certain changes in the Company's ownership could result in an annual limitation on the amount of carryforwards that may be utilized.

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

     At December 31, 1999, the Company had cash, cash equivalents, and short-term investments of $26.5 million and working capital of $26.7 million. Excess cash has been invested, and the Company expects that it will continue to be invested, in interest-bearing investment grade securities and money market funds. The Company's cash has been used primarily to fund general operations, including ongoing research and development, to purchase property and equipment, to fund two acquisitions, and to purchase Company Common Stock under the Stock Repurchase Program described in Note 3 to the Unaudited Consolidated Financial Statements. Cash totaling $2.2 million was used in the second quarter of fiscal 2000 to fund the acquisition of Mozart Systems Corporation, as described in Note 4 to the Unaudited Consolidated Financial Statements. Cash totaling

$1.0 million was used in fiscal 1999 to fund the acquisition of ERA Software Systems Private Limited. The Company used $1.8 million for operating activities in the nine months ended December 31, 1999, compared to $2.0 million generated by operating activities in the nine months ended December 31, 1998. The Company used $217,000 and $213,000 to purchase property and equipment, net of proceeds from disposals, in the nine-month periods ended December 31, 1999 and 1998, respectively. The Company generated $629,000 from sales of short-term investments, net of purchases, in the nine months ended December 31, 1999. The Company used $655,000 to purchase short-term investments, net of proceeds from sale of short-term investments, in the nine months ended December 31, 1998. The Company used $135,000 and $1,049,000 for stock repurchases in the nine months ended December 31, 1999 and 1998, respectively.

     The Company's cash balances may be used to broaden international sales and marketing efforts, expand domestic sales and marketing efforts, establish additional facilities, hire additional personnel, increase research and development, increase capital expenditures and for working capital and other general corporate purposes. The Company may also utilize cash to develop or acquire other businesses, products or technologies complementary to its current business. The amounts actually expended for each such purpose may vary significantly and are subject to change at the Company's discretion, depending upon certain factors, including economic or industry conditions, changes in the competitive environment and strategic opportunities that may arise. Management believes that cash flows from operations and the current cash balances will be sufficient to meet the Company's liquidity needs for the foreseeable future. In the longer term, the Company may require additional sources of capital to fund future growth. Such sources of capital may include additional equity offerings or debt financings.

SEASONALITY

     The Company's operations are not affected by seasonal factors. The Company's cash flows may at times fluctuate due to the timing of cash receipts from large individual sales.

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

YEAR 2000 CONSIDERATIONS

     The year 2000 problem refers to the inability of a computer system to completely or accurately process information or logic involving the year 2000 and beyond. The problem results from the use of two-digit date fields to perform computations and decision-making functions in many computer systems. For example, a program using a two-digit date field may misinterpret "00" as the year 1900 rather than 2000. Date-dependent programs are ubiquitous in computer systems used in many critical business operations. Unless these programs have been remediated to address the year 2000 problem, many mission-critical programs may fail or produce erroneous data or results.

     The Company did not experience any adverse consequences resulting from the date change on January 1, 2000. However, there can be no assurance that such adverse consequences will not occur at a later date. Management believes that the risk of disruption from any future year 2000-related failures is minimal.

     The Company has followed a formal program to address any potential year 2000 compliance issues relating to its internal operating systems, products, distributors, resellers and vendors. The Company has reviewed all of its major internal operating systems and continues to monitor any new additions to its internal operating systems for year 2000 compliance. Substantially all of the Company's internally-developed products have been designed and tested to satisfy the Company's year 2000 specifications. After reviewing the status of its distributors, resellers and vendors regarding year 2000 compliance, the Company believes that the risk of disruption of the Company's operations due to the year 2000 problem is minimal. However, the Company relies upon various third-party organizations for basic services such as electrical power, telecommunications, postage and delivery, banking, and other infrastructure services. In a worst-case scenario, the Company could suffer adverse consequences as a result of interruption of some or all of these services. These third-party dependencies are not unique to the Company or to companies in its industry or geographical location. Disruptions in these infrastructure services would likely have a negative impact on most business enterprises. The Company developed contingency plans to operate during such potential disruptions in infrastructure services. Regardless of these efforts, however, there is no assurance that the Company can avoid material adverse consequences in the event that its distributors, resellers or vendors experience unexpected breakdowns, or other unanticipated disruptions occur.

     The cost of the Company's year 2000 compliance program has not had a material effect on the Company's results of operations or liquidity. To date, the Company has not incurred significant costs with respect to its year 2000 compliance efforts, and anticipates that total expenses will not exceed $10,000.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    (27) Financial Data Schedule

(b) Reports on Form 8-K:
    No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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

Date: February 14, 2000

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