Form 10-K
period 2000-03-31
SEEC INC
filed 2000-06-28
CIK 925524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2000.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________________ to ____________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [____]

     As of May 26, 2000, the aggregate market value of voting Common Stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $23,258,743 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

     The number of shares of the registrant's Common Stock outstanding as of the close of business on May 26, 2000 was 6,095,172.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of SEEC, Inc. (the "Company" or "SEEC") to be used in connection with the 2000 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SEEC, INC.

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   17
Item 3.    Legal Proceedings...........................................   17
Item 4.    Submission of Matters to a Vote of Security Holders.........   17

                                   PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Shareholder Matters.........................................   18
Item 6.    Selected Financial Data.....................................   19
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   20
Item 7a.   Market Risk.................................................   27
Item 8.    Financial Statements and Supplementary Data.................   27
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures...................................   47

                                  PART III
Item 10.   Directors and Executive Officers of SEEC....................   48
Item 11.   Executive Compensation......................................   48
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   48
Item 13.   Certain Relationships and Related Transactions..............   48

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   48

SIGNATURES.............................................................   50

ITEM 1.  BUSINESS

     Except for historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-K or incorporated herein by reference. See "Special Note on Forward-Looking Statements."

GENERAL

     SEEC, Inc. (the "Company" or "SEEC") offers an integrated solution for transforming legacy assets via Web-enablement, legacy application integration, and componentization. Most large organizations have vast amounts of data stored on legacy mainframe systems that until recently could be accessed only through "green screen" terminals. These organizations increasingly need to gain or provide access to this data through the Internet or intranets via more user-friendly methods and interfaces. We provide enterprise solutions for enhancing and renewing legacy systems and for migrating or integrating them with newer systems--allowing for disparate systems within an enterprise to communicate with each other. Our solutions include flexible methodologies, proven tools, and expert consulting services that have been utilized extensively by Fortune 1000 companies and similarly-sized organizations and several leading international information technology ("IT") service providers. Through 1999, these organizations used our solutions extensively for year 2000 remediation and testing, legacy system maintenance, and legacy system reengineering. With the year 2000 transition passed, organizations are turning to Web-enablement and legacy system transformation projects which, in many cases, were postponed as the year 2000 date change approached.

     Our software products are derived from and built upon our core technologies, which include source code analysis technology, automated transformation technologies for component generation, and graphical user interface ("GUI") extension technology. Our ability to build upon an existing robust core technology affords us a unique level of flexibility and can significantly reduce time to market, a critical advantage when new industry trends emerge. Our products automate many of the procedures required for transforming mainframe-based legacy software systems. Our products analyze and modify source code, which is downloaded from the mainframe to a PC-based environment, where it is stored in application dictionaries for performance of legacy transformation functions. We have also developed software products that enable our customers to extract business rules and functions from legacy applications for reuse in object-oriented client/server or Web environments. Our solutions combine our tools with methodologies and consulting services to develop component-based systems that integrate mainframe applications and data with client/server- or Internet-based (also "Web-based") applications. We also offer solutions for improving the efficiency and effectiveness of traditional application maintenance processes.

     With the August 1999 acquisition of Mozart Systems Corporation ("Mozart"), we have enhanced our position in the e-business market by adding Web-enablement solutions that, together with our existing and planned products, will bridge the gap between legacy systems and newer Web and component architectures. Mozart's core technology utilizes host-based solutions, providing advanced integration technology that includes screen mapping, screen recognition and change detection, connectivity, data access, and security. Mozart's technology develops and supports front-end applications and middleware that extend the life and value of existing host-based systems by integrating them with client/server architectures. We have combined Mozart's core technology with our existing technology to create an integrated suite of software products that comprehensively addresses all aspects of legacy transformation and Web enablement.

INDUSTRY BACKGROUND

     Organizations are under increasing pressure to efficiently and effectively utilize their IT assets to respond to increasing global competitive demands. For many business organizations, these IT assets are critical to their operations and represent a key competitive advantage. Most large organizations utilize complex, proprietary mainframe computer systems for their information requirements. These legacy systems contain the core business rules, processes and data that support the mission-critical operations of these organizations. Improvements in the performance of mainframes, connectivity with the Internet, and trends toward centralization of data on the mainframes have prolonged the life of legacy systems. Industry sources indicate that the mainframe legacy systems will be retained for a long period of time, therefore requiring that existing legacy systems be integrated with client/server- and Web-based systems.

     The growing availability and functionality of client/server- and Web-based applications are increasing the rate of integration. Enterprise Resource Planning ("ERP") applications must often be integrated with existing legacy systems to access certain programs and data contained on these legacy systems. There is an increasing need to integrate client/server- and Web-based data warehousing and data mining systems with key business data developed and maintained on legacy systems, since much of the data managed and analyzed by data warehousing and data mining applications has been developed and stored on mainframe legacy systems, and is impacted by legacy applications. Accordingly, many organizations are seeking solutions that leverage investments in existing legacy systems and provide efficient and cost-effective integration.

  Web Enablement

     Many of today's legacy COBOL applications are difficult to maintain, and enhancing these applications to meet business requirements can be challenging, because the data and process models are not extensible. Increasingly, businesses look toward leveraging their information infrastructure and assets to improve efficiency and to remain competitive. As a result, the Internet and e-commerce are challenging traditional methods of doing business. e-Commerce is emerging as a major business driver. By reengineering legacy applications to a component architecture, Web and data mining applications can be used to improve decision making to take advantage of these upcoming e-commerce opportunities. According to the META Group, an independent research organization, 70% of mission-critical data is currently stored on mainframe computer systems, and by 2004, 90% of this data will be accessible via the Web.

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

  Legacy System Transformation

     Organizations that rely on legacy systems must continually reengineer their systems, applications and databases to meet constantly-changing information requirements and to incorporate technological advances. Many legacy system applications have been developed internally by these organizations over a number of years and have been customized to meet specific needs. In addition, legacy systems often are composed of a variety of hardware platforms, software applications and databases, many of which utilize different computer languages. As a result, legacy systems are often highly complex, have little or no system-wide documentation, and are difficult and expensive to maintain. However, because of the value of the data and cost associated with purchasing new systems, organizations often find it more cost-effective to transform the existing legacy system.

     Legacy transformation includes several approaches that vary in the changes made to the original legacy code. Modernization minimizes changes to legacy applications, but extends them to address new requirements. Modernization is a relatively nonintrusive approach to legacy transformation. Modularization relates to understanding and extracting business rules from legacy code and data, which is the key to leveraging existing applications, and is a prerequisite for the migration activity. Migration is the use of the information gained through modularization to build new or modified applications.

SEEC'S STRATEGY

     Our objective is to provide enterprise solutions for legacy system evolution -- including legacy transformation for e-business, application enhancement, integration, and migration. The following are the principal elements of our strategy to achieve this objective:

     Enhance and Expand Leadership in Enterprise Solutions. We intend to continue to enhance and expand our offerings of enterprise solutions. This includes the enhancement of our core technologies, solution methodologies, and software products to provide additional automation, functionality and cost savings to our customers. Our core technologies allow us to efficiently introduce new software products that can be integrated with new or existing enterprise solutions. We intend to enhance or develop solutions to address additional legacy system transformation opportunities and to acquire technologies or assets that are complementary to our current line of products, services, and solutions.

     Leverage Customer Base. We have dramatically expanded our customer base through sales of our year 2000 products and solutions, and by our acquisition of Mozart. We intend to continue to license our products and sell our enterprise solutions to these customers by providing additional products and solutions, such as legacy system transformation and e-business solutions. We believe that the knowledge and close working relationship we have developed with our new and existing customers will lead to opportunities to provide additional enterprise solutions to these customers. Also, our customer base may be expanded through the acquisition of other operating companies.

     Leverage Service Provider Partners. We currently have relationships with "Service Provider" partners, which include system integrators and specialized consulting companies. Our relationships with these service providers allow us to utilize the service providers' customer base and sales infrastructure to market our products and solutions.

     Provide Solutions with Broad Market Appeal. We developed our enterprise solutions to be cost effective, flexible and scalable. As a result, our enterprise solutions appeal to a wide range of Fortune 1000 organizations with a variety of reengineering requirements and to a broad range of third-party service providers and system integrators. We intend to capitalize on these opportunities by marketing and selling our products through a broad range of distribution channels, including direct sales to end users, direct sales to service providers and system integrators, and indirect sales through distributors.

SEEC ENTERPRISE SOLUTIONS

     Our enterprise solutions provide an integrated and comprehensive approach to legacy system transformation by combining our PC-based software products with well-defined methodologies that enable organizations to analyze, understand and improve existing legacy systems. Our enterprise solutions are designed to reduce the time and labor required to perform legacy system transformation projects. Our enterprise solutions are provided directly to end-user customers or to third-party service providers. In addition, customers may outsource certain enterprise solution needs to us. Our enterprise solutions have been utilized by a broad range of customers in a number of industries to perform legacy system transformation functions.

     SEEC Mosaic Solutions. SEEC Mosaic Solutions combine our transformation tools and technology (SEEC Mosaic Studio and SEEC Mosaic Server) with our proven, repeatable processes (SEEC Mosaic Methodologies) and expert consulting, management, and training (SEEC Mosaic Services). SEEC Mosaic Solutions support a step-wise approach to legacy transformation that emphasizes reuse of current databases and business logic in new e-business applications. Our building block process reduces the costs and risks of moving existing systems to a more flexible and scalable component architecture.

     SEEC Mosaic Solution for Euro Conversion. With the European Monetary Union, organizations that operate in Europe must adjust to the euro currency, a unified system of European currency that is being gradually introduced into the European economy. The euro will be fully implemented by 2002. SEEC Mosaic Solution for Euro Conversion is a legacy transformation solution for evolving existing IT legacy assets to meet the challenges and opportunities presented by the euro. Our approach to euro conversion identifies the business rules using proven tools and processes. SEEC Mosaic Studio includes specific euro conversion capabilities that allow organizations to identify and reengineer currency-related business functions based on top-down and source code analysis. Its rule-based renovation technology reduces the effort and increases the consistency of code changes. The renovated systems are then analyzed to provide automated test coverage.

     SEEC e-Business Solutions. The Internet is both a catalyst and an enabler for many drastic changes in the financial services industry, creating a wealth of new opportunities for Web-based commerce. Internet technologies enable the creation of new, effective sales and delivery channels, resulting in flexible, personalized, interactive, and integrated financial management services. SEEC's e-Business Solutions Practice, currently under development, will utilize multi-tier architecture as an alternative to legacy system replacement for the introduction of Web-based services in financial services companies. Our component templates, thin-client development expertise, and domain knowledge allow us to quickly develop e-business applications integrating legacy and e-business processes. SEEC's e-Business Solutions preserve the competitive advantages inherent in current insurance and banking systems, and give customers the ability to build new e-business advantages quickly and more cost-effectively than other alternatives. Rather than replacing applications or systems that continue to serve important business processes, we identify ways in which those systems can be improved or reused in Web-based processes.

     We are developing application templates tailored to the insurance and banking industries. We have worked with insurance providers since 1988, and we have used this experience to develop e-business application templates addressing claims processing, policy management, and agency portals. We have also helped several global banks address a number of mission-critical IT challenges. This domain knowledge has enabled us to develop application templates for credit appraisal, loan processing, and call centers. We plan to develop application templates for other industries in the future.

SEEC SOFTWARE PRODUCTS

     Our enterprise solutions incorporate a range of proprietary software products for legacy system transformation that are integrated with our enterprise solutions or provided as stand-alone products, allowing customers to meet specific legacy system transformation needs. Our primary software product line is based on our core technologies, which provide a broad range of capabilities to address various legacy system transformation requirements. Our Web-enablement software products support front-end applications and middleware that extend the life and value of existing host-based systems by integrating them with client/server architecture. Our middleware software is unique in that our core proprietary technology can be applied to generate Windows and HTML/Java interfaces or provide the middleware between existing front-ends and a host application. Our products have been designed to be easy to use and learn, allowing customers to rapidly train technical personnel and reduce training costs. Our products operate in a PC-based environment and are available in versions for Windows 95(R), Windows 98(R), and Windows NT(R).

     Our primary software products analyze and modify mainframe source code that is downloaded to a PC-based environment and stored in an application dictionary for the performance of reengineering functions. The application dictionary contains all of the key design elements of a legacy application, including source code, database definitions, screen definitions and job control language. Our software utilizes proprietary parsing, data flow, and program slicing technology to create the relationships between databases and source code, which enables the documentation and understanding of a legacy COBOL system. Information about the flow of control among programs is also stored in the application dictionary, providing further system understanding by enabling users to group items by business function. Our software also utilizes proprietary text-scanning technology to identify data fields and the impacted lines of code for a wide variety of non-COBOL languages.

     Our core technologies have been designed to allow for the integration and efficient development of additional software application modules to meet evolving legacy system transformation needs. In addition, the application dictionary can be accessed to perform future legacy transformation functions, providing additional benefit to the customer.

     SEEC Mosaic Studio. Beginning in fiscal 2001, substantially all of our software products will be distributed as "SEEC Mosaic Studio," a comprehensive legacy transformation toolkit. SEEC Mosaic Studio automates key parts of the legacy transformation process, enabling business rule mining, thin-client creation, and component development. The software products described below are the components of SEEC Mosaic Studio. These products were sold and distributed in various combinations and as stand-alone products prior to fiscal 2001. The products utilize SEEC's core source code analysis technology.

     The Application Analyst feature of SEEC Mosaic Studio facilitates understanding of the business intent of complex COBOL applications for the planning and implementation of legacy transformation projects. This is accomplished by mining business rules embedded in legacy applications, generating system documentation and graphical views illustrating the structure, function, and interrelationships among application elements, and segmenting applications into logical work units for project planning purposes. Application Analyst features an object-oriented interface that allows drill-down property dialogs and context menus, business rule mining, data model displays for database definitions, graphical CRUD display, and CICS control flow display. Other features include program source display and annotation facilities, structure chart and logic displays, selective views, code walkthroughs, and cross-reference displays.

     SEEC Mosaic Studio's Application Designer facility is used in conjunction with the Application Analyst to recover the data model of COBOL applications using standard Object Modeling Techniques (OMT). The data model is populated with legacy entities, attributes, and methods linked to the physical definitions of the items in the Application Dictionary. Application Designer features object recovery from existing COBOL applications, and model validation. Application Designer provides links between each method and the method implementation, and enables the addition of new properties for the attributes of a class and association, such as uniqueness and value constraints.

     The Client Generator function of SEEC Mosaic Studio, currently in development, will create thin-client interfaces ("SEEC Mosaic Clients") to legacy applications by generating Active ServerPages(TM) ("ASP") or JavaServer Pages(TM) ("JSP") files from host screen definition files. Development "wizards" and templates will allow developers to customize the Web user interface and to develop portal-like interfaces to multiple mission-critical applications. The SEEC Mosaic Clients will have the ability to integrate non-legacy data and data from multiple host systems. The clients will be deployed on a SEEC Mosaic Server on any standard Web server supporting COM for ASP clients (such as Microsoft
IIS) or Java for JSP clients (such as BEA WebLogic(TM) or IBM WebSphere(TM)). The Client Generator will feature screen recognition and verification, embedded TN support, and distributed processing and load balancing on the server.

     SEEC Mosaic Studio includes a Component Generator that automatically creates SEEC DataBeans (Enterprise JavaBean(TM) ("EJB") components) that enable access and manipulation of existing databases. Each SEEC DataBean corresponds to an entity in the legacy data model built with the Application Designer feature. SEEC DataBeans are deployed on a SEEC Mosaic Server on any EJB application server (such as BEA WebLogic(TM) or IBM WebSphere(TM)). The Component Generator enables interactive creation of database definitions through import from the Application Analyst and Application Designer, or by importing schema definitions from relational database systems. The Component Generator facility creates SEEC Java Libraries and SEEC DataBeans from legacy entities. SEEC DataBeans allow for access and manipulation of the legacy database and provide a security framework to govern access and transaction control. The Component Generator can be deployed on any J2EE-compliant EJB server, which provides component management and organization, and additional security.

     SEEC Mosaic Studio supports all COBOL dialects on the following legacy platforms:

                                          IBM MVS
                              -------------------------------       Unisys A  Unisys
                              DB2  IMS/DB  VSAM  ADABAS  IDMS        Series    2200   HP   VAX
                              ---  ------  ----  ------  ----       --------  ------  ---  ---
Application Analyst.........   X     X      X      X      X            X        X      X    X
Application Designer........   X     X      X      X      X            X        X      X    X
Client Generator............   X     X      X      X      X            D        --     X    X
Component Generator.........   X     D      X      S      --           --       --    --   --

---------------

D=Under Development.
S=Rely on connectors provided by Software AG.

     SEEC Mosaic Server. SEEC Mosaic Server is the deployment architecture for thin clients and components developed using SEEC Mosaic Studio. SEEC Mosaic Server consists of enabling runtime software and the license to deploy SEEC Mosaic Clients or SEEC DataBeans developed with the SEEC Mosaic Studio. SEEC Mosaic Server is available in three versions for deploying ASP/COM clients, which conform with the Microsoft COM standard, JSP clients, and EJB components. SEEC Mosaic Server runs, in conjunction with popular Web or Java application server software, on computers using Windows NT(TM), Sun Solaris(TM), and many other UNIX operating systems.

     MozNet. MozNet is a server-based product that Web-enables legacy applications by providing access to mainframe host platforms. MozNet's direct pass-through feature automatically provides host emulation without programming, and with minimal development effort, multiple host screens can be combined into a simple HTML/ Java graphical user interface ("GUI") application.

     MozNet works with both Netscape and Microsoft Internet servers to deliver interactions with the host and user HTML interfaces. Front-end GUIs are delivered to the desktop using the full power of the Web browser's HTML and Java capabilities. MozNet uses HTML format to deliver the user's form-based interface on a fully interactive basis. Data streams from the mainframe application are intercepted by the server-based MozNet applet and are repackaged into dynamically-created HTML forms.

     Since MozNet runs entirely on the Web server, there is no need to install software on the user's workstation. Host connections can be established through current communication methods or through the same network supplying user access. MozNet also provides a firewall between the user and the host system, restricting host access through user ID and password systems.

     MozAgent. MozAgent is a client/server data agent which moves information between a pre-existing client-side application and a mainframe host system. Any front-end client development tool can be used to construct the GUI portion of the application, because MozAgent operates as an application gateway middleware component.

     MozWin. MozWin is a client/server graphical user interface development toolkit that converts character-based host front ends into Windows, Windows 95, or Windows NT interfaces. MozWin uses screen scraping and mapping techniques and full-function 4GL scripting to transform "green-on-black" screens into GUI interfaces. MozWin provides either a one-to-one interface or a fully-reengineered GUI. The application operates on the personal computer level, using minimal mainframe resources and improving host cycle times.

TRAINING, CONSULTING, AND SERVICES

     SEEC Mosaic Services. SEEC Mosaic Services help customers plan and execute legacy transformation projects. We offer end-to-end project services and project management services, depending on customer requirements. Our business consultants and regional sales managers focus on customer needs and problems, while execution is typically handled by project consultants from the technical resource centers in Pittsburgh, London, and Hyderabad, India. The services are provided either on-site or off-site, depending upon the nature of the project. Service engagements are offered on a fixed-price or on a time-and-materials basis.

     Training Services. We offer a variety of courses to train customers in applying the SEEC Mosaic Studio and SEEC Mosaic Methodologies in their Web-enablement, Legacy Application Integration, or Component Development projects. Our training courses allow application developers to achieve rapid component and thin-client application development and deployment using the SEEC Mosaic Studio and SEEC Mosaic Server.

     Business Rule Mining and Decomposition Services. A precursor to any legacy transformation project is the assessment and understanding of the current applications and systems. We provide Business Rule Mining and System Decomposition Services, in which our legacy system consultants use the SEEC Mosaic Studio and SEEC Mosaic Methodologies to completely reverse engineer the data and process models that underlie the customer's legacy code, and identify and extract all relevant business rules associated with the applications. These services generate comprehensive system documentation, including graphical views of data dependencies and interrelationships, and a record of current business logic traceable to specific lines of code in the system. Business rule mining and system decomposition provides critical information that the customer will need in order to plan and implement any future legacy transformation process. This information can also be used with the SEEC Mosaic

Studio to more efficiently maintain and enhance current mainframe applications, before or while they are extended or transformed. Our services help customers build the infrastructure, tools, and processes needed to improve the productivity of mission-critical e-legacy applications, including source control, change impact assessment, analysis and design, coding, testing, and quality control.

     Web-Enablement Services. Web-enablement of legacy applications provides a cost-effective means to extend valuable legacy applications to the Web. Our consultants apply the SEEC Mosaic Methodologies and SEEC Mosaic Studio in developing Web applications that reuse existing legacy databases and business logic. SEEC Mosaic Web-enablement services include interface and workflow redesign, rich portal development with legacy integration, and legacy-to-Web integration.

     Legacy Application Integration Services. Our consultants can build a reusable component interface to a legacy database using the application analysis and component generation capabilities of SEEC Mosaic Studio. Our services team reverse engineers existing legacy data models and identifies the entities needed to access and generate a SEEC DataBean, a fully-documented data access component written as an Enterprise JavaBean. SEEC DataBeans are deployed on a SEEC Mosaic Server on any industry-standard EJB application server. Our legacy application integration services build a three-tier e-business architecture that lays the groundwork for future component-based development without changing the underlying legacy application or database.

     Component Development Services. Our component development services rebuild legacy applications to an n-tier component architecture comprised of a thin-client Web front-end, new application components that incorporate the customer's current business rules (mined from legacy applications), and legacy database access via SEEC DataBeans. Using the SEEC Mosaic Studio and SEEC Mosaic Methodologies, our services team documents the customer's existing system (including the data and process models), extracts all relevant business rules from the legacy code, and plans and implements the redevelopment of the system in an EJB-based component architecture. Rather than replacing the customer's existing system, our approach focuses on reusing and reimplementing valuable business and database logic in a more flexible and scalable system with less risk and at a fraction of the cost and time of package replacement or custom development. The process is applicable to migrating a single application or an entire legacy system (including databases) to a new e-business architecture.

     Euro Assessment Services. SEEC Euro Assessment services help organizations adapt their IT systems to the unified European currency and take advantage of the opportunities created by the European Monetary Union. This service uses SEEC Mosaic Studio and SEEC Mosaic Methodologies to analyze applications, evaluate the impact of new currency exchange and accounting rules, extract existing business rules, and renovate programs to meet business requirements.

PRICING OF PRODUCTS AND PROFESSIONAL SERVICES

     Our software products are typically licensed to customers. End-user license agreements generally limit the use of products to a fixed number of concurrent users. Typically, the license fee for the use of our legacy transformation software for developing applications and similar reengineering tasks ranges from $100,000 to $300,000, depending on the number of users, platforms, languages and databases that must be supported. The license fee for deployment of e-business applications (run-time licenses) is charged on a per-CPU basis, typically between $100,000 and $500,000.

     Product pricing for third-party service providers is based on a line of code ("LOC") usage fee. Third-party service providers generally make a minimum initial purchase, with additional fees based on the LOC volume processed utilizing SEEC's software products and enterprise solutions. We monitor the volume of LOC processed through the use of programmed hardware keys that attach to the third-party service providers' computers.

     Customer support and maintenance contracts are typically sold in conjunction with software licenses. Recurring annual fees are charged to both end-user customers and third-party service providers based on the applicable list prices for the software.

     We generally offer on-site training and consulting services on a time-and-materials basis, although from time to time, we offer solutions on a fixed-price basis. These fixed-price contracts are typically terminable by either party upon written notice. Although we use our past experience to reduce the risks associated with estimating, planning, and performing fixed-price projects, we have a limited history of such projects on which to base such estimates. Failure to accurately estimate the resources, costs, and time required for a project, or failure to complete our contractual obligations within the time frame committed could result in cost overruns and reduced margins, and could have a material adverse effect on our business, operating results and financial condition.

CUSTOMER SUPPORT AND MAINTENANCE

     We offer customer support and maintenance for each of our products, which entitles the customer to receive technical support and advice, including problem resolution services, installation assistance, error corrections and any product upgrades and enhancements released during the maintenance period. Our standard license agreement does not require us to provide maintenance for any period of time and does not provide express or implied warranties for our product software. Maintenance and support services are provided primarily by telephone or by e-mail from our offices in or near Pittsburgh, San Francisco, London, and Hyderabad, India.

CUSTOMERS

     Our products and services are used by information systems departments of Fortune 1000 companies and similarly-sized business and governmental organizations, and by third-party service providers.

     Following is a partial list of service providers and customers that have purchased products and/or services from SEEC:

IT Service Providers                   Insurance                                 Banking and Finance
Advanced Computer Technology           Anthem Insurance                          B & S Card Services
Cognizant Technology Solutions         Chubb Group of Insurance Cos.             Bank of Montreal
Complete Business Solutions, Inc.      Grange Insurance                          Bank of New York
Computer Sciences Corp.                Homesteaders Life Co.                     Bank of Tokyo-Mitsubishi
Cybertech International Corp.          PEMCO Corp.                               Cho Heung Bank
Datamec, S.A.                          Prudential Insurance Co.                  Citibank, N.A.
Infosys Technologies                   Regie De L'Assurance-Maladie              emfinance, Ltd.
Innovative Resource Group, Inc.        Transamerica Occidental Life              Farm Credit Corp. Canada
International Business Machines Corp.  Western Southern Life Insurance Co.       First Citizens Bank
Keane, Inc.                                                                      Firstar Information Services
Maximus, Inc.                          Services and Health Care                  Harris Bank
OST, Inc.                              BJC Health Systems                        Navy Federal Credit Union
Satyam Computer Services, Ltd.         Harvard Pilgrim Health Care               Novus Services
Silverline Industries, Inc.            Day Zimmerman Hawthorne Corp.             Standard Chartered Bank
Sonda Bancos, S.A.
SRA International, Inc.                Government and Education                  Manufacturing and Retail
Unisys Corporation                     County of Los Angeles                     Alcoa, Inc.
                                       Department of the Army                    General Motors Corp.
Utilities, Telecommunications,         Federal Election Commission               Hudson's Bay Company
Transportation                         General Services Administration           Johnson & Johnson
Burlington Northern Santa Fe           Kansas City Aviation Department           Longs Drug Stores, Inc.
EUA Service Corporation                National Agricultural Co-op Fund (Korea)  P.H. Glatfelter Co.
MCI WorldCom, Inc.                     State of New Mexico                       Samsung SDS
Nicor, Inc.                            State of New York                         Sharp Electronics, Inc.
Pacific Gas & Electric Co.             State of Tennessee                        TruServe Corporation
Williams Information Services Corp.    Temple University                         Wheeling-Pittsburgh Steel Corp.

     Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. In fiscal 2000, Silverline Industries, Inc. accounted for 13% of our total revenues, and nine customers represented approximately 50% of our revenues. In fiscal 1999, Unisys Corporation accounted for 12% of our total revenues, and nine customers represented approximately 50% of our revenues. During fiscal 1998, revenues from INTERSOLV, Inc. accounted for 11% of our total revenues, and nine customers represented approximately 50% of our revenues.

ACQUISITIONS

     Mozart Systems Corporation. On August 4, 1999, we acquired all of the outstanding shares of capital stock of Mozart pursuant to an Agreement and Plan of Merger by and between SEEC and Mozart dated July 16, 1999. Mozart is a developer of Web-enablement products for rapid implementation of e-business applications. SEEC Delaware, Inc. ("SEEC Delaware") was formed as a wholly-owned subsidiary of SEEC, Inc. to effect the transaction. Upon the closing of the transaction, SEEC Delaware was merged with and into Mozart, and all existing shares of Mozart capital stock were canceled. Upon the cancellation of the former Mozart capital stock, each share of SEEC Delaware Common Stock was converted to one share of Mozart Common Stock, and Mozart became a wholly-owned subsidiary of SEEC, Inc. SEEC Delaware was concurrently dissolved.

     We paid an aggregate purchase price of approximately $3.5 million, of which approximately $2.2 million was paid in cash from our existing cash, and $1.0 million was paid in the form of 222,222 unregistered shares of SEEC Common Stock, with the balance related to acquisition costs and assumed liabilities.

     ERA Software Systems Private Limited. ERA Software Systems Private Limited ("ERA"), an Indian software development company, provided us research and development services since our inception in 1988. ERA also served as the distributor of our products in India and other markets, subject to royalty payments to us of 50% of our suggested international list price for all products distributed by ERA. In March 1996, SEEC and ERA entered into a Product Purchase Agreement and a Marketing Agreement to cover the terms and conditions of the research and development services and distribution rights, respectively. The Product Purchase Agreement provided for the transfer to SEEC of ERA's 35% ownership interest in jointly-owned products and technologies, and for ERA to provide design and development work with respect to SEEC's products on a non-exclusive, time-and-materials basis. In consideration of ERA's transfer of its ownership interest in the products and technology, SEEC issued 226,305 shares of its Common Stock to ERA.

     On February 27, 1998, SEEC and ERA entered into an agreement whereby ERA transferred its distribution rights for SEEC products, plus certain fixed assets and 30 ERA employees engaged in SEEC-related research and development, sales and administration, to SEEC for a net consideration of $1,041,000. The acquisition was effective at the close of business February 28, 1998, at which time the Product Purchase Agreement and Marketing Agreement were terminated, and SEEC assumed control of and responsibility for product distribution and development efforts. Final closing of the acquisition took place during the second quarter of fiscal 1999. At closing, $1,036,000 in cash, and other consideration valued at $5,000 were remitted to ERA. SEEC Technologies Asia Private Limited ("SEEC Asia") was formed as a wholly-owned subsidiary of SEEC to effect the acquisition and to hold and manage the acquired rights, certain assets and SEEC-related product development projects, as well as to expand the Company's sales and marketing efforts in the Asian and Pacific Rim regions. (See also Research and Development).

SALES, MARKETING AND DISTRIBUTION

     We market and sell our products and services directly through our direct sales force and indirectly through our partners. To support our sales efforts, we utilize media advertising and direct mail campaigns supported by telemarketing and promotion through trade articles and trade shows. In addition, we enter into partnering arrangements with companies such as Unisys Corporation, Cognizant Technology Solutions, and Computer Sciences Corporation. These partners utilize our solutions and software products in connection with legacy system transformation engagements. We have granted several organizations the non-exclusive right to market our products. In North and South America, we sell and support our products and services from our Pittsburgh, Pennsylvania headquarters and our U.S. regional offices. Sales and support services are provided in Europe through our wholly-owned subsidiary, SEEC Europe Limited (SEEC Europe), based in London, England. We sell and support our products and services in the Asian and Pacific Rim markets through wholly-owned subsidiaries in Hyderabad, India, and Singapore, and through a branch office in Seoul, South Korea. Prior to February 28, 1998, these markets had been served by ERA.

     As of March 31, 2000, we had 31 employees engaged in sales and marketing. Sales to customers outside of the United States, including sales to ERA (in fiscal 1998 only) represented 25%, 27%, and 21% of our total revenues in fiscal 2000, 1999, and 1998, respectively.

     We intend to continue to expand our sales and marketing efforts by hiring additional sales and marketing personnel, by opening new sales offices, and by entering into additional arrangements with partners and distributors. We also intend to enter into additional distribution, license and/or marketing agreements for our software products, particularly with service providers, systems integrators, and e-business infrastructure vendors. We are focused on leveraging our existing customer base to cross-sell other enterprise solutions and software products.

     In November 1993, we entered into a five-year International Software Marketing and License Agreement (the "Viasoft Agreement") with Viasoft, Inc. ("Viasoft"), pursuant to which we granted Viasoft a worldwide license to use and market all of our products that address the COBOL maintenance market, including the COBOL Analyst product line, but excluding the year 2000 products, under Viasoft's private label, "ESW/PC." The license granted Viasoft limited exclusive marketing rights through June 1, 1995 and non-exclusive rights thereafter. Pursuant to the Viasoft Agreement, Viasoft paid us a royalty of 30% of all license or maintenance fees related to its distribution of our products up to a maximum of $2 million, and thereafter a royalty of 25% of license fees and 30% of maintenance fees related to our products. The Viasoft Agreement permitted us to use Viasoft's proprietary COBOL Parser Validation Suite ("COBOL Parser") to test our products. In exchange for such use, we agreed to pay to Viasoft a royalty of 5% of our sales of products that contain or use a COBOL Parser, subject to a maximum royalty payment of $1 million and a minimum royalty payment of $100,000, during the five-year period ended April 29, 1999.

     We gave notice to Viasoft on December 3, 1996 of our intention to terminate the Viasoft Agreement, because Viasoft did not make minimum royalty payments of at least $1 million during the third year of the Viasoft Agreement. In turn, Viasoft gave notice to us that it did not intend to extend the Viasoft Agreement by making such minimum payments, and acknowledged that the Viasoft Agreement terminated effective June 4, 1997.

     The Viasoft Agreement provided that, upon termination, we would be obligated to deliver to Viasoft that number of copies of the licensed products equal to the balance of the advanced royalty divided by the applicable licensed product royalty amount. On June 30, 1997, we received formal notice from Viasoft that we were relieved of such obligation, and that no further copies of the licensed products were required to be delivered to Viasoft. Accordingly, the $780,552 balance of the advance royalty was recognized as software license revenue in fiscal 1998.

COMPETITION

     The market for our enterprise solutions and software products is intensely competitive and is characterized by rapid change in technology and user needs and by the frequent introduction of new products. Our principal competitors in the enterprise solutions and software products markets include Computer Associates International, Inc., MERANT PLC, Jacada, Ltd., and Relativity Technologies, Inc. Many of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we have.

     We believe that the principal factors affecting competition in our markets include product performance and reliability, product functionality, ability to respond to changing customer needs, ease of use, training, quality of support, and price. Other than technical expertise, there are no significant proprietary or other barriers to entry that could prevent potential competitors from developing or acquiring similar software products or providing competing solutions in the market.

RESEARCH AND DEVELOPMENT

     We intend to continue to enhance our current products, and to develop, acquire, or license new products or technology to keep pace with evolving industry standards and technological developments, and to provide additional functionality to address changing customer needs. This may require, among other things, that we build interfaces with third-party products.

     In the latter half of fiscal 1998, we began to direct most of our research and development efforts towards adapting our core source code analysis technology to provide enterprise solutions. Natural extensions and applications of our core technology include legacy system transformation solutions for Web enablement, data warehousing, and client/server migration. We believe that each of these potential reengineering solutions represents a significant market and revenue opportunity. In addition, since the acquisition of Mozart in

August 1999, we have directed a portion of our research and development efforts to integrating Mozart's products and technology with SEEC's core technology and products.

     Our development of new products over the last three years has been accomplished primarily with in-house development personnel and resources, as well as in conjunction with ERA (in fiscal 1998). The initial development of SEEC's COBOL maintenance products was funded in part by a grant from Industrial Credit and Investment Corporation of India, Ltd. ("ICICI") pursuant to the Cooperation and Project Financing Agreement (the "Cooperation Agreement") among ICICI, SEEC and ERA. The Cooperation Agreement provided for joint ownership by SEEC and ERA of all products developed with funds provided thereunder. In March 1996, we entered into a Product Purchase Agreement (the "Product Purchase Agreement") with ERA, pursuant to which ERA transferred its ownership interest in the products and technologies to us and agreed to assist us in developing our products and technologies. Pursuant to the Product Purchase Agreement, ERA had the nonexclusive right to perform design and development work with respect to our products pursuant to specified development schedules. In addition, ERA had agreed to maintain in India the necessary infrastructure and personnel to support such design and development work. ERA had also agreed to transfer to us the necessary manpower for product support and to maintain a team of personnel in India for maintenance of our products.

     ERA's research and development employees and related assets, along with certain other rights and assets, were transferred to our control effective February 28, 1998, in an acquisition effected by SEEC Asia. See "Acquisitions."

     As of March 31, 2000, we had 37 employees engaged in product development, including 22 employees of SEEC Asia. During fiscal 2000, 1999 and 1998, research and development expenditures, including research and development fees paid to ERA, were $1,825,000, $1,302,000, and $1,105,000, respectively. We anticipate that we will continue to commit substantial resources to research and development in the future.

INTELLECTUAL PROPERTY

     We rely on a combination of copyright, trade secret and trademark laws, and contractual provisions to establish and protect our rights in our software products and proprietary technology. We protect the source code version of our products as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of our products, to reverse engineer or otherwise obtain and use information that we regard as proprietary. We have no patents, and existing copyright and trade secret laws offer only limited protection. Certain provisions of our license and distribution agreements, including provisions protecting against unauthorized use, duplication, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions, and we are sometimes required to negotiate limits on these provisions. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We have been and may be required from time to time to enter into source code escrow agreements with certain customers and distributors, providing for release of source code in the event that we breach our support and maintenance obligations, file bankruptcy, or cease doing business.

     Our competitive position may be affected by our ability to protect our proprietary information. However, because the software industry is characterized by rapid technological change, we believe that patent, trademark, copyright, trade secret and other legal protections are less significant to our success than other factors such as the knowledge, ability and experience of our personnel, new product and service development, frequent production enhancements, ongoing customer service, and product support.

     While we have no knowledge that we are infringing the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to existing or future products. Any such assertion by a third party could require us to pay royalties, to participate in costly litigation, and to defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product or service. See "Factors that May Affect Future Results -- Dependence on Proprietary Rights."

     SEEC Smart Change Factory(R), SEEC Date Analyzer(R), SEEC COBOL Analyst(R), SEEC COBOL Slicer(R), SEEC COBOL Analyst 2000(R), SEEC Smart Change 2000(R), SEEC AccuTest(R), and Mozart(R) are U.S. registered service marks of the Company. SEEC's logo, name and legends "Shaping e-Legacies Into e-Business" and "Solutions for Maximizing Information Resources" are registered trademarks of the Company. Applications for U.S. registrations of the marks SEEC Re-engineering Workbench(TM), SEEC Application Designer(TM), SEEC

Application Mosaic(TM), SEEC Application Analyst(TM), DataBean(TM), SEEC Mosaic(TM), MozWin(TM), MozNet(TM), and MozAgent(TM) are pending. SEEC trademarks and service marks are also registered or pending in various foreign countries.

EMPLOYEES

     As of March 31, 2000, we had 120 employees worldwide, including 31 in sales and marketing, 37 in research and development, 15 in customer support, 18 in professional services and 19 in corporate operations and administration. Our continued success will depend, in part, upon our ability to hire and retain key senior management and skilled technical, professional services and sales and marketing personnel. The market for qualified personnel has historically been, and we expect that it will continue to be, intensely competitive. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Volatility of Quarterly Operating Results. We have experienced, and expect to continue to experience, significant fluctuations in our quarterly operating results. There can be no assurance that we will be profitable in any particular quarter. Quarterly operating results may fluctuate due to a variety of factors, including the budgeting and purchasing practices of our customers, which affect the volume and timing of product orders and solution engagements that we receive, the timing or the announcement and introduction of new products and product enhancements by us and our competitors, market acceptance of new products, the mix of direct and indirect sales, the mix of license fee and services revenues, the mix of training and consulting services within services revenues, the number and timing of new hires, the loss of any key sales, marketing or professional services personnel, the length of our sales cycles, competitive conditions in the industry, and general economic conditions.

     We have historically recognized a significant portion of our revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of a quarter. As a result, license fee revenue in any quarter is substantially dependent on orders booked and shipped in the last month and last week of that quarter. Further, our enterprise solutions business is characterized by significant customer concentration and relatively large projects. We have historically operated with little or no backlog and, as a result, our revenues for a particular quarter are generally dependent on orders received during that quarter, including large orders. The failure to receive a large order in a given quarter could materially and adversely affect our operating results for that quarter. Our expenses are largely based upon anticipated revenue levels and planned projects, and in the short term, it is unlikely that we would be able to adjust spending to compensate for any unexpected shortfall in revenues. Accordingly, the timing of product shipments or achievement of specified performance milestones on certain customer solution engagements could cause variations in operating results from period to period and could result in quarterly losses if shipments are not made or milestones are not achieved within the quarter anticipated. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Our ability to forecast future revenues is limited, and it is likely that in some future quarters, our operating results will be below the expectations of securities analysts and investors. In the event that operating results are below expectations, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to our business, operating results or financial condition, the price of our Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Uncertainty of Current and Future Demand for New Solutions. We are currently focusing a significant portion of our efforts on the marketing and sale of products and enterprise solutions for Web enablement and legacy transformation. Such products and solutions accounted for 35% of revenues in fiscal 2000, and are expected to account for substantially all of our revenues in fiscal 2001. Conversely, our year 2000 products and solutions accounted for 65% of revenues in fiscal 2000, and in fiscal 1998 and 1999 we generated substantially all of our revenues from these products and solutions. Total revenues have declined from fiscal 1998 to fiscal 2000 as the demand for year 2000 solutions decreased. Although we believe that the markets for our legacy transformation and Web enablement products and enterprise solutions will grow significantly, there can be no assurance that these markets will develop to the extent that we anticipate. The lack of increased demand for such solutions or an increase in competition in the market for such solutions would have a material adverse effect on our operating results and financial condition. In order to achieve sustained growth, we must successfully market our new solutions. There can be no assurance that we will be successful in generating revenues sufficient to offset the declines in year 2000-related revenues.

     Ability to Manage Change and Rapid Growth. We have recently experienced significant changes in our business, such as acquisitions, the development of new products and solutions, significant revenue fluctuation, and expansion of operations. These changes have placed, and are expected to continue to place, significant demands on our managerial, operational and financial resources. We have realigned our direct sales force to focus on enterprise solutions for Web enablement and legacy transformation. The failure of the direct sales force to perform as anticipated and to achieve their sales goals, or any delay in achieving such goals, could have a material adverse effect on our business, operating results and financial condition. We have also expanded our operations through acquisitions and expansion in the Far East. No assurance can be given that these expanded operations will result in generating additional revenues sufficient to cover the increased operating costs incurred. Our future growth, should it occur, may require us to manage a number of large projects in different geographic locations. There can be no assurance that we will be able to do so effectively. Our failure to do so could have a material adverse effect on our business, operating results and financial condition. In addition, the development of the market for products and solutions addressing e-business is uncertain, unpredictable and subject to rapid change. Our failure to respond to such changes and adapt our solutions and strategies accordingly could have a material adverse effect on our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

     Ability to Address Technological Changes and Customer Requirements; New Products and Solutions. Our future success will depend, in large part, on our ability to enhance our current products and develop or acquire new products to keep pace with evolving industry standards and technological developments, and to provide additional functionality to address changing customer needs. This will require, among other things, that we build interfaces with third-party products and adapt to changing industry standards. There can be no assurance that we will be successful in developing or acquiring product enhancements or new products, that we can introduce such products or enhancements on a timely basis, or that any such products or enhancements will be successful in the marketplace. Any delay or failure on our part to develop or acquire products that keep pace with evolving industry standards and technological developments or provide additional functionality to address changing customer needs, could have a material adverse effect on our business, operating results and financial condition. In addition, there can be no assurance that such products or enhancements will meet the requirements of the marketplace or achieve market acceptance. Further, there can be no assurance that new technologies will not be developed by one or more third parties that render our products and solutions obsolete. See "Business -- Research and Development."

     Intense Competition. The market for our enterprise solutions and software products is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products and solutions. Our principal competitors in the software products market include Computer Associates International, Inc., MERANT PLC, Jacada, Ltd., and Relativity Technologies, Inc. Many of our competitors are more established, benefit from greater name recognition, and have substantially greater financial, technical and marketing resources than we do. Additionally, there can be no assurance that our competitors will not form joint ventures, business combinations or other strategic alliances and develop or offer comprehensive enterprise solutions that further compete with our products and solutions. The announcement of such developments, prior to release, may result in potential customers delaying their purchasing decisions while they evaluate the new competitive products. Some of our current or potential competitors also serve as sales channels for our products and solutions and may elect to discontinue their sales efforts for our products or solutions or to commence or increase their promotional and sales efforts for their own products and solutions. We believe that the principal factors affecting competition in our markets include product performance and reliability, product functionality, ability to respond to changing customer needs, ease of use, training, quality of support and price. Other than technical expertise, there are no significant proprietary or other barriers to entry that could keep potential competitors from developing or acquiring similar products or providing competing solutions in our market.

     Our ability to compete successfully in the sale of enterprise solutions and software products will depend in large part upon our ability to attract new customers, sell products and solutions, expand our direct sales force and our indirect sales and marketing channels, deliver and support product enhancements to our existing and new customers, and respond effectively to continuing technological change by developing new solutions and products. There can be no assurance that we will be able to compete successfully in the future, or that future competition for product sales and solutions or other competitive factors will not have a material adverse effect on our business, operating results and financial condition. See "Business -- Competition."

     Risks Related to Possible Acquisitions. We may acquire existing businesses, products, and technologies to enhance and expand our line of software products and enterprise solutions, and to expand our customer base. Such acquisitions may be material in size and in scope. There can be no assurance that we will be able to identify, acquire, or profitably manage additional businesses or successfully integrate any acquired businesses into SEEC without substantial expenses, delays, or other operational or financial problems. Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in our markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, failure to retain key personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management's attention during the acquisition and integration process. Some or all of these special risks and factors may have a material adverse impact on our business, operating results, and financial condition. We do not have significant experience in the identification and management of acquisitions, and the success of our acquisition strategy will depend on the effective management of the foregoing risks and our ability to identify, complete, and integrate strategic acquisitions on favorable terms.

     Potential for Product Liability. Our enterprise solutions and products are often utilized to perform reengineering functions on mission-critical components of our customers' information systems. The programs and data contained in these systems are often necessary for the continuation of the customer's business and are critical to the operations and financial performance of the customer. Any failure of these systems could have a material adverse effect upon our customers and could result in a claim for substantial damages against us, regardless of our responsibility for such failure. In connection with the license of our products and the sale of our services, we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes or omissions. Despite this precaution, there can be no assurance that the limitations of liability set forth in our customer contracts would be enforceable or would otherwise protect us from liability for damages. Additionally, we maintain general liability insurance coverage with limits of $1 million per occurrence and $1 million aggregate coverage and excess liability insurance coverage with limits of $6 million per occurrence and $6 million aggregate coverage. However, there can be no assurance that such coverage will continue to be available on acceptable terms, or will be sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverages, or changes in our insurance policies, such as premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, operating results and financial condition.

     Risks Associated with Sales Channels. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales personnel and expanding the number of partners that utilize or market our products. Although we are currently investing, and plan to continue to invest, significant resources to develop and expand our direct sales force and expand our network of partners, we have at times experienced and may continue to experience difficulty in recruiting qualified personnel for our direct sales force and in entering into or maintaining relationships with partners. There can be no assurance that we will be able to maintain or successfully expand our direct sales force or network of partners, or that any such expansion will result in an increase in revenue. Any failure to expand our direct sales force or network of partners could have a material adverse effect on our business, operating results and financial condition. Our agreements with our partners are generally non-exclusive, and some may be terminated by either party without cause. Our partners are not within our control, are not obligated to purchase products from us, and may also offer their own product lines and solutions or represent or refer product lines or solutions offered by our competitors. There can be no assurance that these partners will continue their current relationships with us, or that they will not give higher priority to the sale or referral of other products or solutions, including products or solutions of our competitors. A reduction in sales efforts or discontinuance of sales or referrals of our products by partners could lead to reduced sales and could materially and adversely affect our business, operating results and financial condition. Some of our current or potential competitors also serve as sales channels for our solutions and may elect to discontinue their sales efforts for our products or solutions, or to commence or increase promotional and sales efforts for their own products and solutions.

     Our strategy of marketing our products directly to end users and indirectly through partners may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect sales channels and, to the extent that partners target the same customer, such partners may come into conflict with each other. There can be no assurance that channel conflicts will not materially and adversely affect our relationships with our customers or partners, or our ability to attract additional partners.

     Reliance on Certain Relationships. We have established strategic relationships with a number of organizations that we believe are important to our worldwide sales, marketing and support activities. Our relationships with our partners such as Unisys Corporation, Cognizant Technology Solutions, and Computer Sciences Corporation expand the distribution of our products. There can be no assurance that our partners, many of which have significantly greater financial and marketing resources than we do, will not develop or market software products which compete with our products in the future or will not otherwise discontinue their relationships with or support of us. Our failure to maintain our existing relationships or to establish new relationships in the future could have a material adverse effect on our business, operating results and financial condition.

     Dependence on Offshore Software Development. A significant element of our business strategy is to continue to leverage our investment in SEEC Asia. We believe that the use of this offshore software development center will provide us with a potential cost advantage over some of our competitors. In the past, India has experienced significant inflation and other economic difficulties and has been subject to significant currency fluctuations. The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have a material adverse effect on private sector entities. During the past several years, India's government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development industry. Certain of those benefits which have directly affected us include, among others, tax holidays, liberalized import and export duties, and preferential rules concerning foreign investment and repatriation. Notwithstanding these benefits, however, India's central and state governments remain significantly involved in the Indian economy as regulators. The elimination of any of these benefits could have a material adverse effect on our business, operating results and financial condition. Further, no assurance can be given that we will not be materially and adversely affected by future changes in inflation, interest rates, currency valuation, taxation, social stability or other political, economic or diplomatic developments in or affecting India. See "Business -- Research and Development."

     Risk of Doing Business in International Markets. In fiscal 2000, 1999, and 1998, 25%, 27%, and 21%, respectively, of our revenues were from international customers, including sales to ERA (in fiscal 1998 only). We expect that international revenues will continue to account for a significant percentage of our revenues. We have operations in the United Kingdom, India, and South Korea, and may expand our operations in other international markets. As a result, we will be subject to a number of risks, including, among other things, difficulties in administering our business globally, managing foreign operations, currency fluctuation, restrictions against the repatriation of earnings, export requirements and restrictions, and multiple and possibly overlapping tax structures. In addition, we may, from time to time, experience a decrease in sales in certain foreign countries as a result of general economic conditions in such countries. These risks could have a material adverse effect on our business, operating results and financial condition. In addition, acceptance of our products in certain international markets may require exclusive, time-consuming and costly modifications to our products to localize the products for use in particular markets. Any earnings generated in countries other than the United States may be permanently invested outside the United States, or may be subject to considerable taxation if repatriated to the United States. We expect to incur significant costs in foreign currencies to enhance our marketing, sales and distribution in other countries. Accordingly, as a result of currency fluctuations, the translation of foreign currencies into U.S. dollars for accounting purposes could adversely affect our operating results. Historically, our foreign currency translation adjustments have not been significant.

     Dependence on Key Personnel. Our success will depend, in part, upon our ability to hire and retain key senior management and skilled technical, professional services and sales and marketing personnel. In particular, our operations, including our strategic direction, sales and research and development efforts, are dependent on Ravindra Koka, SEEC's President and Chief Executive Officer. Although we believe we will be able to hire qualified personnel, an inability to do so could materially and adversely affect our ability to market, sell, develop and enhance our enterprise solutions and products. The market for qualified personnel has historically been, and we expect that it will continue to be, intensely competitive, and the process of locating and hiring qualified personnel can be difficult, time-consuming and expensive. Specifically, the demand for experienced Java project managers and programmers is expected to continue to increase significantly over the next several years. Many of our IT professionals are citizens of countries other than the United States, with most of them working in the U.S. under H-1B temporary visas. Under current law, there is a statutory limit on new H-1B visas that may be issued in a given year. If we are unable to obtain H-1B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results, and financial condition could be materially and adversely affected.

     We have been hiring, and intend to continue to hire, sales managers and other key personnel. Our success will depend in part on the successful assimilation and performance of these individuals. The loss of one or more of our key employees, in particular, Mr. Koka, or our inability to hire and retain other qualified employees could have a material adverse effect on our business, operating results and financial condition. We have employment agreements with certain key employees, including Mr. Koka, but do not maintain key man life insurance on any of our employees.

     Dependence on Proprietary Rights. Our success is heavily dependent upon our proprietary technology. We regard our enterprise solutions and software products as proprietary and attempt to protect them under a combination of copyright, trade secret and trademark laws as well as by contractual restrictions on employees and third parties. Despite these precautions, it may be possible for unauthorized parties to copy our software or to reverse engineer or otherwise obtain and use information we regard as proprietary. We have no patents, and existing trade secret and copyright laws provide only limited protection. Certain provisions of our license and distribution agreements, including "shrink-wrap" license agreements, which include provisions protecting against unauthorized use, duplication, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions, and we are sometimes required to negotiate limits on these provisions. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software exists, software piracy is expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. Certain third parties may have the right to be provided with access to the source code for certain of our products under a source code escrow agreement with safeguards. Such access to source code may increase the possibility of misappropriation or misuse of our software. Our close relationship with certain third-party service providers increases the risk that such providers may attempt to use our proprietary products and methodologies to develop their own solutions that compete with ours. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps that we have taken will be adequate to deter misappropriation of proprietary information, or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, our solutions depend, to a certain extent, on our ability to build interfaces with third-party software products, which are subject to the proprietary rights of such third parties. There can be no assurance that such third parties will continue to support or update such products, or that we will continue to have the access to such products necessary to offer the interfaces as a component of our solutions.

     Significant and protracted litigation may be necessary to protect our proprietary rights, to determine the scope of the proprietary rights of others, or to defend against claims of infringement. We are not aware that any of our products, trademarks or other proprietary rights infringe the proprietary rights of third parties, and we are not currently involved in any litigation with respect to proprietary rights. Infringement claims against software developers are likely to increase as the number of functionally-similar products in the market increases. There can be no assurance that third-party claims, with or without merit, alleging infringement will not be asserted against us in the future. Such assertions, whether with or without merit, can be time-consuming and expensive to defend, and could require us to cease the use and sale of infringing products, trademarks or technologies, to incur significant litigation costs and expenses, to develop or acquire non-infringing technology, or to obtain licenses to the alleged infringing technology. There can be no assurance that we would be able to develop or acquire alternative technologies or to obtain such licenses on commercially acceptable terms or at all, which could have a material adverse effect on our business, operating results and financial condition. See "Business -- Intellectual Property."

     Volatility of Stock Price. The market prices of technology companies, including SEEC, have been highly volatile. The market price of our Common Stock is likely to continue to be highly volatile and may increase or decrease significantly as a result of factors such as actual or anticipated fluctuations in our operating results, general conditions in the computer hardware and software industries; announcements of new products, technological innovations or new contracts by us or by our competitors; developments with respect to patents, copyrights or proprietary rights; general market conditions; and other factors. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations, over which we have no control, may materially and adversely affect the market price of our Common Stock. In addition, shortfalls in sales or earnings as compared with securities analysts' expectations, changes in such analysts' recommendations or projections, and general economic conditions may materially and adversely affect the market price of our Common Stock.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and our plans and expectations. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed above in "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-K and the documents incorporated herein by reference. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, as disclosed above under "Factors That May Affect Future Results," our business and operations are subject to substantial risks that increase the uncertainties inherent in the forward-looking statements included in this Form 10-K. The inclusion of such forward-looking information should not be regarded as a representation by us or by any other person that the future events, plans or expectations contemplated by us will be achieved.

ITEM 2.  PROPERTIES

     Our principal administrative, research and development, customer support, and sales and marketing facilities are located in approximately 16,000 square feet of office space located within the greater Pittsburgh metropolitan area. The current lease agreement expires in February 2003. In addition, we lease office space for sales offices located in or near San Francisco, Chicago, and Washington, D.C. We also lease office space in London, England for our European operations, and in Hyderabad, India, Seoul, South Korea, and Singapore for our Asian operations. We anticipate that additional facilities will be required in the future and believe that we will be able to obtain suitable additional space as needed.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our Common Stock is traded on the Nasdaq Stock Market under the symbol "SEEC." The following table sets forth the range of high and low sale prices of our Common Stock as reported on the Nasdaq Market for the periods indicated.

FISCAL YEARS ENDED MARCH 31,

                                                              HIGH      LOW
                                                             ------    -----
1999:
First quarter..............................................  $15.88    $7.81
Second quarter.............................................  $13.00    $3.63
Third quarter..............................................  $11.00    $3.63
Fourth quarter.............................................  $ 5.88    $3.50

2000:
First quarter..............................................  $ 4.88    $3.50
Second quarter.............................................  $ 5.75    $3.25
Third quarter..............................................  $ 8.00    $3.00
Fourth quarter.............................................  $16.50    $5.03

2001:
First quarter (through May 26, 2000).......................  $13.13    $4.25

     As of May 26, 2000, there were approximately 3,000 beneficial owners of our Common Stock.

     We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently anticipate that we will retain future earnings, if any, to fund our operations.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           YEAR ENDED MARCH 31,
                                            ---------------------------------------------------
                                             2000       1999       1998       1997       1996
                                            -------    -------    -------    -------    -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license and maintenance fees...  $ 3,821    $ 7,936    $10,397    $ 1,242    $   372
  Professional services...................    2,495      3,162      2,019      1,381        657
                                            -------    -------    -------    -------    -------
       Total revenues.....................    6,316     11,098     12,416      2,623      1,029
                                            -------    -------    -------    -------    -------
Operating expenses:
  Cost of revenues:
     Software license and maintenance
       fees...............................      560        813      1,434        252        102
     Professional services................    1,659      2,195      1,685        983        498
                                            -------    -------    -------    -------    -------
       Total cost of revenues.............    2,219      3,008      3,119      1,235        600
  General and administrative..............    2,472      2,307      1,753        442        142
  Sales and marketing.....................    5,402      5,303      4,342        999        237
  Research and development................    1,825      1,302      1,105        428        337
  Amortization of goodwill and other
     intangible assets....................      446        155         --         --         --
  Acquired in-process research and
     development..........................      531         --         --         --         --
                                            -------    -------    -------    -------    -------
       Total operating expenses...........   12,895     12,075     10,319      3,104      1,316
                                            -------    -------    -------    -------    -------
Income (loss) from operations.............   (6,579)      (977)     2,097       (481)      (287)
Net interest income (expense).............    1,455      1,608        778         85        (55)
                                            -------    -------    -------    -------    -------
Income (loss) before income taxes.........   (5,124)       631      2,875       (396)      (342)
Income tax provision (benefit)............     (395)       225        365         --         --
                                            -------    -------    -------    -------    -------
Net income (loss).........................  $(4,729)   $   406    $ 2,510    $  (396)   $  (342)
                                            =======    =======    =======    =======    =======
Net income (loss) per common share(1):
     Basic................................  $  (.79)   $   .07    $   .49    $  (.13)   $  (.14)
     Diluted..............................  $  (.79)   $   .07    $   .46    $  (.13)   $  (.13)
Weighted average number of common and
  common equivalent shares outstanding(1):
     Basic................................    5,986      5,954      5,145      3,037      2,507
     Diluted..............................    5,986      6,122      5,417      3,037      2,548

---------------

(1) We have adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement establishes new guidelines for calculating earnings per share. Net Income (Loss) per Common Share figures have been restated to conform to the provisions of SFAS No. 128.

                                                              AS OF MARCH 31,
                                            ---------------------------------------------------
                                             2000       1999       1998       1997       1996
                                            -------    -------    -------    -------    -------
                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.............................  $26,202    $30,901    $30,829    $12,799    $   111
Working capital...........................   25,355     31,764     32,056     13,151        128
Total assets..............................   31,946     36,008     39,241     14,058        429
Advance royalty...........................       --         --         --        781        796
Deferred income taxes -- non-current......       --        395         --         --         --
Other long-term obligations...............       --         --         --        150      1,042
Total shareholders' equity (deficit)......   29,597     33,242     34,024     12,344     (1,677)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SEEC, Inc. (the "Company" or "SEEC") offers an integrated solution for transforming legacy assets via Web-enablement, legacy application integration, and componentization. Most large organizations have vast amounts of data stored on legacy mainframe systems that until recently could be accessed only through "green screen" terminals. These organizations increasingly need to gain or provide access to this data through the Internet or intranets via more user-friendly methods and interfaces. We provide enterprise solutions for enhancing and renewing legacy systems and for migrating or integrating them with newer systems--allowing for disparate systems within an enterprise to communicate with each other. Our solutions include flexible methodologies, proven tools, and expert consulting services that have been utilized extensively by Fortune 1000 companies and similarly-sized organizations and several leading international information technology ("IT") service providers. Our products and solutions are used for legacy system transformation for Web-enablement, application integration and migration, and componentization.

     SEEC was founded in 1988 to develop tools and solutions for reengineering of legacy COBOL applications. In 1992, we commercially introduced our first product, COBOL Analyst. From 1992 to 1996, we devoted significant resources to developing our proprietary suite of products for COBOL reengineering, including products for year 2000 impact analysis. In fiscal 1995 and 1996, we introduced our COBOL Analyst 2000, LAN version of COBOL Analyst, and Date Analyzer products. In fiscal 1997 and 1998, we introduced Smart Change 2000, COBOL Slicer, Natural Analyst 2000, AccuTest and other product line enhancements and extensions for year 2000 remediation and testing. In fiscal 1999, we introduced SEEC IV & V Workbench, SEEC Re-engineering Workbench, and SEEC Euro Workbench. We have continually enhanced our COBOL Analyst product line. In fiscal 2000, we acquired Mozart Systems Corporation and its line of Web-enablement products, including MozNet, MozAgent, MozNet 3270, and MozWin. We have integrated Mozart's technology with our internally-developed Java component technology and SEEC Re-engineering Workbench to form SEEC Mosaic Studio, a comprehensive legacy transformation toolkit that will be marketed beginning in fiscal 2001.

     We derive our revenues from software license and maintenance fees and professional services fees. Our software is licensed primarily to Fortune 1000 companies, governmental organizations and third-party service providers. Professional services are provided to customers in conjunction with the license of software products. Our enterprise solutions and software products and services are marketed through a broad range of distribution channels, including direct sales to end users, and to end users in conjunction with our partners.

     We recognize software license fees upon receipt of a firm order, shipment of the software to the customer, and resolution of any material related obligations. Typically, software maintenance contracts are sold with software licenses. Revenues from software maintenance are deferred and recognized on a straight-line basis over the contract period, which is generally one year. Software maintenance contracts are typically renewable on an annual basis, although we also enter into long-term maintenance contracts from time to time. Revenues from professional services are recognized as the services are provided or upon the achievement of specified performance milestones. See Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain income and expense items.

                                                               YEAR ENDED MARCH 31,
                                                              ----------------------
                                                              2000     1999     1998
                                                              ----     ----     ----
REVENUES:
  Software license and maintenance fees.....................    60%     71%      84%
  Professional services.....................................    40      29       16
                                                              ----     ---      ---
       Total revenues.......................................   100     100      100
                                                              ----     ---      ---
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance fees..................     9       7       12
     Professional services..................................    26      20       13
                                                              ----     ---      ---
       Total cost of revenues...............................    35      27       25
  General and administrative................................    39      21       14
  Sales and marketing.......................................    86      48       35
  Research and development..................................    29      12        9
  Amortization of goodwill and other intangible assets......     7       1       --
  Acquired in-process research and development..............     8      --       --
                                                              ----     ---      ---
       Total operating expenses.............................   204     109       83
                                                              ----     ---      ---
Income (loss) from operations...............................  (104)     (9)      17
Net interest income.........................................    23      15        6
                                                              ----     ---      ---
Income (loss) before income taxes...........................   (81)      6       23
Income tax provision (benefit)..............................    (6)      2        3
                                                              ----     ---      ---
Net income (loss)...........................................   (75)%     4%      20%
                                                              ====     ===      ===

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999

     Revenues. Total revenues for fiscal 2000 were $6,316,000 compared to $11,098,000 for fiscal 1999, a decrease of $4,782,000, or 43%. Software license and maintenance fees were $3,821,000 for fiscal 2000 compared to $7,936,000 for fiscal 1999, a decrease of $4,115,000 or 52%. Professional services revenues, consisting of consulting, training, and reengineering services fees, were $2,495,000 in fiscal 2000 compared to $3,162,000 in fiscal 1999, a decrease of $667,000 or 21%. The decreases in revenues resulted primarily from a slowdown in worldwide demand for year 2000 tools and solutions, which was partially offset by increasing sales of Web-enablement and legacy transformation solutions that were introduced in fiscal 2000, including Mozart products and services.

     Cost of Revenues. Cost of revenues includes cost of software license and maintenance fees and cost of professional services. Cost of revenues consists primarily of personnel costs of employees or subcontracted personnel required to provide consulting, training, on-site or in-house factory services, and customer support services. Our total cost of revenues was $2,219,000 for fiscal 2000, compared to $3,008,000 for fiscal 1999, a decrease of $789,000 or 26%. The decrease in cost of revenues was associated with the decline in demand for year 2000 solutions. This decline was partially offset by increased costs related to Web-enablement and legacy transformation products and services.

     Cost of software license and maintenance fees includes the costs of providing customer support services, royalty expenses, and the costs of media, manuals, duplication and shipping related to the sales of our software products. Customer support is primarily telephone or online (Internet) support for customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $560,000 for fiscal 2000 compared to $813,000 for fiscal 1999, a decrease of $253,000 or 31%. The cost of software license and maintenance fees decreased with the declining demand for year 2000 products and solutions, which was partially offset by increases in costs related to sales of e-business products. The cost reductions were primarily in the areas of customer support personnel costs and royalties paid to third parties. Customer support costs declined with a fall in maintenance contract renewals, with customers having completed their year 2000 remediation projects.

     Professional services costs consist primarily of compensation and related costs, and travel and equipment for our personnel responsible for providing consulting, training, and reengineering services to customers. Also included are the costs of temporary or subcontracted labor required at times to meet the demands of providing services, particularly on large contracts. Professional services costs were $1,659,000 for fiscal 2000 compared to $2,195,000 for fiscal 1999, a decrease of $536,000 or 24%. This decrease was primarily attributable to the decline in demand for year 2000-related services, which was partially offset by an increase in demand for services related to e-business solutions. Personnel cost reduction, the majority of which was subcontracted labor, was the primary cause of the overall decrease in professional services costs.

     Gross Margins. Our total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 65% for fiscal 2000 compared to 73% for fiscal 1999. Gross margin percentages were 85% and 90% for software license and maintenance fees, and 34% and 31% for professional services, for fiscal 2000 and 1999, respectively.

     The gross margin percentages for software license and maintenance fees fluctuate depending on the mix of software products and the varying royalty expenses, if any, associated with those products. Also, these percentages are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. The gross margin percentages for software license and maintenance fees were lower in fiscal 2000 than in fiscal 1999 due to a higher proportion of the customer support service costs to revenues, largely due to the decrease in total revenues.

     The gross margin percentages for professional services vary depending on the utilization rates for billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. Relatively highly-automated in-house factory services typically require fewer consultant hours to perform and result in higher gross margin percentages than other services provided at the customers' sites. Our pricing for professional services varies based on the complexity and scope of the engagement, and competitive considerations.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, incentive compensation and related benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, and other promotional activities. Sales and marketing expenses were $5,402,000 for fiscal 2000 compared to $5,303,000 for fiscal 1999, an increase of $99,000 or 2%. The net increase in sales and marketing expenses consisted of an increase in marketing expense and a decrease in sales expense. The increase in marketing expense was due to our investments in advertising and promotional campaigns in conjunction with the launch of our e-business solutions. The decrease in sales expense resulted from lower commissions and incentive bonuses due to lower sales revenues, as well as a reduction in sales staffing.

     General and Administrative. General and administrative expenses include the costs of general management, finance, legal, accounting, office facilities, communications, and other administrative functions. General and administrative expenses were $2,472,000 for fiscal 2000 compared to $2,307,000 for fiscal 1999, an increase of $165,000 or 7%. This increase is primarily due to additional expenses related to the operation of Mozart, and charges associated with the closing of our office in Germany, partially offset by reduced expenses in other areas resulting from our cost-containment efforts.

     Research and Development. Total expenditures for research and development were $1,825,000 in fiscal 2000 compared to $1,302,000 in fiscal 1999, an increase of $523,000 or 40%. This increase was due to costs of development of additional legacy transformation solutions and to research and development personnel and related expenses added in connection with the acquisition of Mozart. Expenditures for research and development will vary depending upon the number of projects underway at any time, the size of the projects, and their stage of development.

     Amortization of Goodwill and Other Intangible Assets. Goodwill and other intangible assets are amortized over their estimated useful lives of five to seven years. Amortization of goodwill and other intangible assets amounted to $446,000 in fiscal 2000 compared to $155,000 in fiscal 1999, an increase of $291,000 or 188%. The increase was due to amortization of intangible assets acquired in the August 1999 purchase of Mozart, as described in Note 3 to the Consolidated Financial Statements.

     Acquired In-Process Research and Development. We recorded a one-time charge of $531,000 during fiscal 2000 in connection with the acquisition of Mozart, as described in Note 3 to the Consolidated Financial Statements. The value of acquired research and development projects is charged to expense when, in management's opinion, the projects have not reached technological feasibility and have no probable alternative future use. We did not incur any such charges in fiscal 1999.

     Net Interest Income. Net interest income consists principally of interest income on cash equivalents and short-term investments, which are invested in money market funds and high-grade bonds and bond funds. Net interest income was $1,455,000 in fiscal 2000, compared to $1,608,000 in fiscal 1999, a decrease of $153,000 or 10%. The decrease in net interest income was due to a reduction in cash equivalents and short-term investments resulting from the use of cash for the Mozart acquisition, to fund operations, and for stock repurchases. The effect of the reduced cash balances was partially offset by higher interest rates during fiscal 2000.

     Income Taxes. The income tax provision (benefit) was $(395,000) and $225,000 for fiscal 2000 and 1999, respectively, resulting in effective tax rates of 8% and 36%, respectively. In fiscal 2000, we calculated a net deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of our net operating loss carryforwards. The valuation allowance reduced the tax benefit calculated on the net operating loss incurred in fiscal 2000. See Note 12 to the Consolidated Financial Statements.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998

     Revenues. Total revenues for fiscal 1999 were $11,098,000 compared to $12,416,000 for fiscal 1998, a decrease of $1,318,000, or 11%. The decrease in revenues resulted primarily from a decrease in the demand for year 2000 software tools, partially offset by a substantial increase in the demand for professional services.

     Software license and maintenance fees were $7,936,000 for fiscal 1999 compared to $10,397,000 for fiscal 1998, a decrease of $2,461,000 or 24%. The decrease in software license and maintenance fees is attributable to a decrease in demand for year 2000 solutions. Also contributing to the decrease in software license and maintenance fee revenue is the one-time revenue recognition of the $781,000 advance royalty from Viasoft, a non-recurring revenue item recognized in fiscal 1998. See "Business -- Sales, Marketing, and Distribution" and Note 8 to the Consolidated Financial Statements.

     Professional services revenues consist of consulting, training and reengineering services fees related directly to product licenses, primarily for our year 2000 products, and contract programming services fees. Such revenues were $3,162,000 for fiscal 1999 compared to $2,019,000 for fiscal 1998, an increase of $1,143,000 or 57%. This increase is primarily attributable to (1) customers' increased demand for on-site assistance with their year 2000 projects, (2) additional training and consulting services, typically provided in conjunction with software license sales, and (3) additional in-house assessment, renovation, and independent verification ("IV") services performed at our offices. In fiscal 1999, more so than in fiscal 1998, we provided extended-term, on-site services to customers on a time-and-materials basis. Either our employees or subcontracted professionals may deliver the on-site services, depending on the nature of the engagements and staffing requirements. Our in-house factory services revenues comprised a larger percentage of total revenues in fiscal 1999 than in fiscal 1998. We expect that training, consulting, and on-site services will be the primary components of professional services revenue for the foreseeable future. The increase in professional services revenues described above was partially offset by a decrease in contract programming services revenue. We chose to direct our resources away from contract programming services, which were discontinued during fiscal 1999. We have no plans to continue to provide services of this type.

     Cost of Revenues. Cost of revenues includes cost of software license and maintenance fees and cost of professional services. Cost of revenues consists primarily of personnel costs of employees or subcontracted personnel required to provide consulting, training, on-site or in-house factory services, and customer support services. Also included are royalties that we paid to ICICI for each product sold or service provided, and to Viasoft for certain products.

     Our total cost of revenues was $3,008,000 for fiscal 1999, compared to $3,119,000 for fiscal 1998, a decrease of $111,000 or 4%. The primary reasons for the decrease in cost of revenues were the decrease in demand for year 2000 services and solutions and the elimination of royalties payable to ICICI and Viasoft. The decrease in cost of revenues was proportionately less than the decrease in revenues because of the increase in the proportion of lower-margin professional services revenues versus higher-margin software license and maintenance fees.

     Cost of software license and maintenance fees includes royalty expenses, the costs of providing customer support and the costs of media, manuals, duplication and shipping related to the sales of our software products. Customer support is primarily telephone support for customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $813,000 for fiscal 1999 compared to $1,434,000 for fiscal 1998, a decrease of $621,000 or 43%. This decrease was primarily attributable to royalties payable to ICICI, which were included in the expenses for fiscal 1998. Our royalty obligation was fulfilled during the fourth quarter of fiscal 1998. The decrease in costs resulting from the elimination of ICICI royalties was offset, to a limited extent, by the increase in costs for customer support related to additional maintenance contracts in effect during fiscal 1999.

     Professional services costs consist primarily of compensation and related benefits, and travel and equipment for our personnel responsible for providing consulting, training, reengineering, and contract programming services to customers. Also included are the costs of temporary or subcontracted labor required at times to meet the demands for providing services. Professional services costs were $2,195,000 for fiscal 1999 compared to $1,685,000 for fiscal 1998, an increase of $510,000 or 30%. This increase was primarily attributable to increased consulting, training, and factory services performed during fiscal 1999, which was partially offset by a decrease in contract programming costs. We expanded our professional services infrastructure to meet customer demand.

     Gross Margins. Our total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 73% for fiscal 1999 compared to 75% for fiscal 1998. The decrease in the total gross margin was primarily attributable to the decrease in software license and maintenance fees as a percentage of total revenue and a corresponding increase in professional services revenue as a percentage of total revenue. Software license and maintenance fees represented 72% and 84% of total revenues for fiscal 1999 and 1998, respectively. Professional services fees represented 28% and 16% of total revenues for fiscal 1999 and 1998, respectively. Software license and maintenance fees have higher gross margins than professional services fees.

     Gross margin percentages were 90% and 86% for software license and maintenance fees, and 31% and 17% for professional services, for fiscal 1999 and 1998, respectively.

     The gross margin percentages for software license and maintenance fees fluctuate depending on the mix of software products and the varying royalty expenses associated with those products. The gross margin percentages for software license and maintenance fees and professional services were favorably impacted by the discontinuation after January 1998 of the royalties payable to ICICI. The gross margin percentages for professional services vary depending on the type of services provided and the timing and amount of costs incurred to build up the professional services infrastructure. Services that are relatively highly automated, such as year 2000 assessments and IV, typically require fewer professional hours to perform than services involving planning, source code remediation or testing. Furthermore, our pricing for professional services varies based on the complexity and scope of the engagement and competitive considerations. The professional services gross margin percentage in fiscal 1999 reflects the benefits of having a professional staff in place and in a revenue-producing mode for the entire year. In fiscal 1998, additional costs were incurred for recruiting, hiring, training, and purchasing equipment for new professionals. This divergence of costs and revenues in a particular period is likely to recur, therefore continuing to have a varying impact on gross margin percentages.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, incentive compensation, and related benefits and travel of our sales, sales support, and marketing personnel, plus the costs of advertising, trade shows, and other promotional activities. Sales and marketing expenses were $5,303,000 for fiscal 1999 compared to $4,342,000 for fiscal 1998, an increase of $961,000 or 22%. The increase was primarily due to our continued efforts to increase the direct sales and marketing of our products and services to customers. We established operations in the United Kingdom and India during fiscal 1998. In fiscal 1999, we established operations in Germany, South Korea, and Singapore, and also expanded our sales and marketing activities in Latin America. We continue to recruit and hire personnel for our domestic and international sales efforts, while increasing global market awareness of our products and solutions through expanded advertising and other promotional activities.

     General and Administrative. General and administrative expenses include the costs of general management, finance, legal, accounting, office facilities, communications, and other administrative functions. General and administrative expenses were $2,307,000 for fiscal 1999 compared to $1,753,000 for fiscal 1998, an increase of $554,000 or 32%. This increase is primarily due to continued investment in our infrastructure, and international expansion to the United Kingdom, Germany, India, Korea, and Singapore. The additional payroll and payroll-related costs, rent, insurance, and professional fees reflect our expansion of operations and the addition of staff.

     Research and Development. Total expenditures for research and development were $1,302,000 in fiscal 1999 compared to $1,105,000 in fiscal 1998, an increase of $197,000 or 18%. This increase is due to additional research and development personnel costs and related facilities, computer equipment and benefits costs, including the additional costs attributable to the acquisition of ERA described in Note 3 to the Consolidated Financial Statements. During fiscal 1998, research and development expenses included fees paid on a work-for-hire basis to ERA for certain projects performed offshore. The research and development services formerly provided by ERA are now provided by SEEC Asia. Expenditures for research and development will vary depending upon the number of projects underway at any time, the size of the projects, and their stage of development.

     Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets amounted to $155,000 in fiscal 1999. We did not incur any amortization charges related to intangible assets in fiscal 1998. The amortization charges incurred in fiscal 1999 resulted from intangible assets acquired in the acquisition of ERA, as described in Note 3 to the Consolidated Financial Statements.

     Net Interest Income. Net interest income includes interest income and interest expense. Net interest income was $1,608,000 in fiscal 1999, compared to $778,000 in fiscal 1998, an increase of $830,000 or 107%. The increase in net interest income in fiscal 1999 was due to interest earned on the proceeds from our secondary public offering in February 1998. The net proceeds were invested in money market funds and high-grade bond funds with average maturities of less than two years.

     We incurred interest expense of $26,000 in fiscal 1998, consisting primarily of interest on our loan payable to ICICI, and also interest on accrued but unpaid royalties payable to ICICI. The ICICI loan was paid in full on June 30, 1997, and all royalty-related obligations to ICICI were fulfilled during fiscal 1998.

     Income Taxes. The provision for income taxes was $225,000 and $365,000 for fiscal 1999 and 1998, respectively, resulting in effective tax rates of 36% and 13%, respectively. Our effective tax rate was affected by the availability of net operating loss carryforwards, which reduced our federal tax liability for fiscal 1999 and 1998. See Note 12 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily through sales of equity securities and positive cash flows from operations. In fiscal 1998, we sold 1,030,000 shares of Common Stock in a secondary public offering, the net proceeds of which were $19.1 million.

     At March 31, 2000, we had cash, cash equivalents, and short-term investments of $26.2 million, and working capital of $25.4 million. At March 31, 1999, we had cash, cash equivalents, and short-term investments of $30.9 million, and working capital of $31.8 million.

     Our cash flows have been used primarily for general operating expenses, to purchase equipment, furniture and leasehold improvements, to fund internal research and development, and to fund two business acquisitions. In fiscal 2000 and 1999, we paid $2,271,000 and $1,036,000, respectively, net of cash acquired, in connection with two acquisitions, as described in Note 3 to the Consolidated Financial Statements. In addition, in fiscal 2000 and 1999, we purchased 34,600 and 278,900 shares of our Common Stock for $135,000 and $1,302,000, respectively, under the stock repurchase program described in Note 2 to the Consolidated Financial Statements.

     Our cash balances may be used to develop international sales and marketing efforts, to expand domestic sales and marketing efforts, to establish additional facilities, to hire additional personnel, for increased research and development, for capital expenditures, and for working capital and other general corporate purposes. We may also utilize cash to develop or acquire other businesses, products or technologies complementary to our current business. The amounts actually expended for each such purpose may vary significantly and are subject to change at our discretion, depending upon certain factors, including economic or industry conditions, changes in the competitive environment, and strategic opportunities that may arise. We believe that cash flows from operations and the current cash balances will be sufficient to meet our liquidity needs for the foreseeable future. In the longer term, we may require additional sources of capital to fund future growth. Such sources of capital may include additional equity offerings or debt financings.

IMPACT OF INFLATION

     Increases in the inflation rate are not expected to materially affect our operating results. Inflationary cost increases have not been material in recent years, and to the extent allowed in light of competitive pressures, such increases are passed on to customers through increased billing rates.

FOREIGN CURRENCY TRANSLATION

     The overall effects of foreign currency exchange rates on our business during the periods discussed have not been material. Movements in foreign currency exchange rates create a degree of risk to our operations if those movements affect the dollar value of costs incurred in foreign currencies. The majority of our billings to date have been denominated in U.S. dollars. Changing currency exchange rates may affect our competitive position if exchange rate changes impact profitability and business and/or pricing strategies of non-U.S. based competitors.

     The functional currency of our foreign subsidiaries is the U.S. dollar. Assets and liabilities of these subsidiaries are translated at the current exchange rate at the balance sheet date. Expenses are translated using the average exchange rate during the period.

SEASONALITY

     Our operations are not affected by seasonal fluctuations. Our cash flows may at times fluctuate due to the timing of cash receipts from large individual sales.

OTHER

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires that an enterprise display the components of comprehensive income for each period presented. We adopted SFAS No. 130 effective April 1, 1998. Comparative information for prior periods is presented in the Consolidated Financial Statements. Results of operations and financial position were not affected by the implementation of this standard. Our comprehensive income (loss) is disclosed on the Consolidated Statement of Changes in Shareholders' Equity.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. We adopted SFAS No. 131 effective April 1, 1998. We operate in one industry segment. Geographic information and major customers are disclosed in
Note 5 to the Consolidated Financial Statements.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. We currently have no pension benefit plans for our employees, and as such, we are not subject to the disclosure requirements of this Statement.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at fair value. Gains and losses of derivative financial instruments not designated as hedges are to be recognized in earnings. We currently have no derivative financial instruments, and as such, we are not subject to the requirements of SFAS No. 133.

     On April 1, 1998, we adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," and SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which specify the criteria that must be met for recognizing revenues from software sales. The adoption of these statements did not have a material effect on our financial position or results of operations.

ITEM 7A.  MARKET RISK

     Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our cash equivalent investments. We have not used derivative financial instruments. We invest our excess cash in short-term, floating-rate instruments that carry a degree of interest rate risk. These instruments may produce less income than expected if interest rates fall. Conversely, if interest rates rise, the market value of our fixed-income investments will likely be negatively impacted.

     Foreign Currency Risk. Our international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely impacted by changes in these or other factors. We are exposed to foreign currency exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability. The effect of foreign exchange rate fluctuations on us has not been material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 below and the index therein for a listing of financial statements and supplementary data filed as part of this report.

                                   SEEC, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Report of Independent Certified Public Accountants..........     29
Consolidated Balance Sheets.................................     30
Consolidated Statements of Operations.......................     31
Consolidated Statements of Changes in Shareholders'
  Equity....................................................     32
Consolidated Statements of Cash Flows.......................     33
Notes to Consolidated Financial Statements..................  34-46

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors
SEEC, Inc.
Pittsburgh, Pennsylvania

     We have audited the accompanying consolidated balance sheets of SEEC, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEEC, Inc. and subsidiaries as of March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with generally accepted accounting principles.

                                          BDO Seidman, LLP

Boston, Massachusetts
June 1, 2000

                                   SEEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $18,404,429    $22,448,176
  Short-term investments (Note 4)...........................    7,797,247      8,452,685
  Accounts receivable -- trade, less allowance for doubtful
     accounts of $100,000 and $210,000 at March 31, 2000 and
     1999, respectively (Notes 5 and 15)....................    1,018,740      2,701,438
  Prepaid expenses and other current assets.................      483,486        532,910
                                                              -----------    -----------
     Total current assets...................................   27,703,902     34,135,209
PROPERTY AND EQUIPMENT, NET (Note 6)........................    1,135,299      1,102,520
GOODWILL AND OTHER INTANGIBLE ASSETS, LESS
  ACCUMULATED AMORTIZATION of $601,527 and $155,436 at March
     31, 2000 and 1999, respectively (Note 3)...............    3,106,422        770,378
                                                              -----------    -----------
                                                              $31,945,623    $36,008,107
                                                              ===========    ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade.................................  $   584,497    $   625,984
  Accrued payroll, related taxes and withholdings...........      717,959        399,044
  Other accrued expenses....................................      444,264        447,132
  Deferred maintenance revenues.............................      554,402        703,147
  Income taxes payable (Note 12)............................       47,583        195,800
                                                              -----------    -----------
     Total current liabilities..............................    2,348,705      2,371,107
DEFERRED INCOME TAXES (Note 12).............................           --        394,960
                                                              -----------    -----------
     Total liabilities......................................    2,348,705      2,766,067
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 8, 11 and 14)
SHAREHOLDERS' EQUITY (Notes 2, 9 and 11):
  Preferred stock-- no par value; 10,000,000 shares
     authorized; none outstanding
  Common stock -- $.01 par value; 20,000,000 shares
     authorized; 6,309,187 and 6,084,147 issued at March 31,
     2000 and 1999, respectively............................       63,092         60,842
  Additional paid-in capital................................   34,576,688     33,576,796
  Retained earnings (accumulated deficit)...................   (4,130,409)       766,569
  Less treasury stock, at cost -- 194,115 and 255,960 shares
     at March 31, 2000 and 1999, respectively...............     (864,521)    (1,182,496)
  Accumulated other comprehensive income (loss).............      (47,932)        20,329
                                                              -----------    -----------
     Total shareholders' equity.............................   29,596,918     33,242,040
                                                              -----------    -----------
                                                              $31,945,623    $36,008,107
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED MARCH 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
REVENUES (Note 5):
  Software license and maintenance fees (Notes 7 and
     8).............................................  $ 3,821,258    $ 7,935,642    $10,397,418
  Professional services.............................    2,494,547      3,162,865      2,018,191
                                                      -----------    -----------    -----------
          Total revenues............................    6,315,805     11,098,507     12,415,609
                                                      -----------    -----------    -----------
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance fees (Notes 7
       and 8).......................................      559,736        813,455      1,434,270
     Professional services..........................    1,659,450      2,195,028      1,684,407
                                                      -----------    -----------    -----------
          Total cost of revenues....................    2,219,186      3,008,483      3,118,677
  General and administrative (Note 14)..............    2,472,226      2,306,386      1,753,083
  Sales and marketing...............................    5,401,179      5,303,120      4,342,323
  Research and development (Note 7).................    1,825,765      1,302,391      1,104,732
  Amortization of goodwill and other intangible
     assets (Note 3)................................      445,637        155,436             --
  Acquired in-process research and development (Note
     3).............................................      531,100             --             --
                                                      -----------    -----------    -----------
     Total operating expenses.......................   12,895,093     12,075,816     10,318,815
                                                      -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS.......................   (6,579,288)      (977,309)     2,096,794
NET INTEREST INCOME (Note 10).......................    1,455,457      1,608,419        778,002
                                                      -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES...................   (5,123,831)       631,110      2,874,796
INCOME TAX PROVISION (BENEFIT) (Note 12)............     (395,000)       225,000        365,000
                                                      -----------    -----------    -----------
NET INCOME (LOSS)...................................  $(4,728,831)   $   406,110    $ 2,509,796
                                                      ===========    ===========    ===========
Net income (loss) per common share (Note 13):
     Basic..........................................  $     (0.79)   $      0.07    $      0.49
                                                      ===========    ===========    ===========
     Diluted........................................  $     (0.79)   $      0.07    $      0.46
                                                      ===========    ===========    ===========
Weighted average number of common and common
  equivalent shares outstanding:
     Basic..........................................    5,986,425      5,954,472      5,145,032
                                                      ===========    ===========    ===========
     Diluted........................................    5,986,425      6,122,111      5,416,569
                                                      ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   YEARS ENDED MARCH 31, 1998, 1999 AND 2000

                                COMMON STOCK                       RETAINED                    ACCUMULATED
                             -------------------   ADDITIONAL      EARNINGS                       OTHER           TOTAL
                             NUMBER OF               PAID-IN     (ACCUMULATED    TREASURY     COMPREHENSIVE   SHAREHOLDERS'
                              SHARES     AMOUNT      CAPITAL       DEFICIT)        STOCK      INCOME (LOSS)       EQUITY
                             ---------   -------   -----------   ------------    --------     -------------   -------------
Balance -- March 31,
  1997.....................  5,000,833   $50,008   $14,489,601   $(2,127,749)   $        --     $(67,600)      $12,344,260
Comprehensive income:
  Net income for year......        --        --             --     2,509,796             --           --                --
  Unrealized gains on
    investments, net of
    taxes..................        --        --             --            --             --       81,916                --
  Total comprehensive
    income.................        --        --             --            --             --           --         2,591,712
Public offering, less
  issuance costs (Note
  2).......................  1,030,000   10,300     19,058,345            --             --           --        19,068,645
Exercise of stock options
  (Note 9).................     2,715        27         18,032            --             --           --            18,059
Exercise of warrants (Note
  11)......................    42,998       430            430            --             --           --               860
                             ---------   -------   -----------   -----------    -----------     --------       -----------
Balance -- March 31,
  1998.....................  6,076,546   60,765     33,566,408       382,047             --       14,316        34,023,536
Comprehensive income:
  Net income for year......        --        --             --       406,110             --           --                --
  Unrealized gains on
    investments, net of
    taxes..................        --        --             --            --             --        6,013                --
  Total comprehensive
    income.................        --        --             --            --             --           --           412,123
Exercise of stock options
  (Note 9).................     7,601        77         10,388            --             --           --            10,465
Purchase of common stock
  for treasury (Note 2)....        --        --             --            --     (1,302,496)          --        (1,302,496)
Shares issued under
  employee stock purchase
  plan (Notes 2 and 9).....        --        --             --       (21,588)       120,000           --            98,412
                             ---------   -------   -----------   -----------    -----------     --------       -----------
Balance -- March 31,
  1999.....................  6,084,147   60,842     33,576,796       766,569     (1,182,496)      20,329        33,242,040
Comprehensive income:
  Net loss for year........        --        --             --    (4,728,831)            --           --                --
  Unrealized losses on
    investments, net of
    taxes..................        --        --             --            --             --      (68,261)               --
  Total comprehensive
    loss...................        --        --             --            --             --           --        (4,797,092)
Shares issued for
  acquisition (Note 3).....   222,222     2,222        997,778                                                   1,000,000
Purchase of common stock
  for treasury (Note 2)....        --        --             --            --       (135,356)          --          (135,356)
Exercise of stock options
  (Note 9).................     2,818        28          2,289       (96,538)       196,651           --           102,430
Shares issued under
  employee stock purchase
  plan (Notes 2 and 9).....        --        --             --       (46,600)       231,496           --           184,896
Exercise of warrants (Note
  11)......................        --        --           (175)      (25,009)        25,184           --                --
                             ---------   -------   -----------   -----------    -----------     --------       -----------
Balance -- March 31,
  2000.....................  6,309,187   $63,092   $34,576,688   $(4,130,409)   $  (864,521)    $(47,932)      $29,596,918
                             =========   =======   ===========   ===========    ===========     ========       ===========

   The accompanying notes are an integral part of these financial statements

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED MARCH 31,
                                                           -----------------------------------------
                                                              2000           1999           1998
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)........................................  $(4,728,831)   $   406,110    $ 2,509,796
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Depreciation and amortization..........................      766,852        384,020        103,960
  In-process research and development....................      531,100             --             --
  Provision for doubtful accounts........................       59,299        175,363         71,975
  Loss on disposals of equipment.........................        7,363            925         32,023
  Accrued noncurrent royalty.............................           --             --        (30,331)
  Deferred income taxes (benefit)........................     (395,000)        20,200        365,000
Changes in operating assets and liabilities, net of
  effects from business acquisitions:
  Accounts receivable -- trade...........................    1,741,918      2,832,694     (4,909,107)
  Accounts receivable -- affiliate.......................           --        189,097       (104,955)
  Prepaid expenses.......................................       82,164         13,071       (367,770)
  Accounts payable -- trade..............................     (105,179)      (427,268)       746,475
  Accounts payable -- affiliate..........................           --       (230,085)       206,435
  Accrued payroll, related taxes and withholdings........      318,915       (424,329)       777,182
  Accrued royalties......................................      (19,025)      (205,181)       133,697
  Other accrued expenses.................................       37,157       (118,113)       439,662
  Deferred maintenance revenue...........................     (342,632)      (220,892)       744,961
  Income taxes payable...................................     (148,217)       195,800             --
  Advance royalty........................................           --             --       (780,552)
  Other, net.............................................       (6,919)       (27,101)        13,789
                                                           -----------    -----------    -----------
    Net cash provided (used) by operating activities.....   (2,201,035)     2,564,311        (47,760)
                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment....................     (260,902)      (239,222)      (868,003)
  Expenditures for trademarks............................      (33,314)       (46,421)            --
  Purchases of short-term investments....................   (5,906,642)    (2,742,296)    (2,173,163)
  Sales of short-term investments........................    6,479,778      1,350,000      4,220,000
  Payments in connection with business acquisitions......   (2,271,102)    (1,036,000)            --
  Other..................................................       (2,500)        (4,542)         5,926
                                                           -----------    -----------    -----------
    Net cash provided (used) by investing activities.....   (1,994,682)    (2,718,481)     1,184,760
                                                           -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt............................           --             --       (240,000)
  Purchases of treasury stock............................     (135,356)    (1,302,496)            --
  Proceeds from issuances of common stock, net...........      287,326        108,877     19,087,564
                                                           -----------    -----------    -----------
    Net cash provided (used) by financing activities.....      151,970     (1,193,619)    18,847,564
                                                           -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents.....   (4,043,747)    (1,347,789)    19,984,564
Cash and cash equivalents, beginning of period...........   22,448,176     23,795,965      3,811,401
                                                           -----------    -----------    -----------
Cash and cash equivalents, end of period.................  $18,404,429    $22,448,176    $23,795,965
                                                           ===========    ===========    ===========
Supplemental cash flow information:
Cash paid during the period for interest.................  $        --    $        --    $    27,464
                                                           ===========    ===========    ===========
Non-cash investing and financing activities:
  Business acquisitions:
  Fair value of assets acquired..........................  $ 3,528,681    $        --    $ 1,117,000
  Liabilities assumed or incurred........................      257,579             --         81,000
  Common stock issued to seller..........................    1,000,000             --             --
  Obligation incurred to seller..........................           --             --      1,036,000

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of SEEC, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), including SEEC Holdings, Inc., SEEC Europe Limited, SEEC Technologies Asia Private Limited ("SEEC Asia" -- see Note 3), SEEC Germany GmbH ("SEEC Germany"), SEEC Singapore, Pte. Ltd., incorporated in May 1999, and Mozart Systems Corporation, acquired in August 1999. The operations of SEEC Germany were discontinued during the year ended March 31, 2000. Also included are the accounts of the unincorporated branch operations located in South Korea. All significant intercompany balances and transactions have been eliminated.

     Business. Founded in 1988, the Company provides business solutions that help organizations understand, reuse and modernize highly complex mission-critical legacy mainframe applications that support their fundamental business processes. The Company's solutions provide for the deployment of sophisticated e-business infrastructure change management, system reengineering to integrate mainframe systems with new software applications, and reengineering to transfer existing COBOL applications from a mainframe to a client/server environment. The Company's solutions help its customers manage and more rapidly transition complex and diverse computing environments efficiently and cost-effectively, allowing information technology departments to be more effective with constrained resources and limited budgets. These solutions are provided through a combination of integrated software products and specialized professional services, including installation, training, consulting, maintenance and product support services.

     The Company's software solutions are used in a broad spectrum of industries, including many leading global corporations and e-commerce businesses. Marketing efforts are conducted through the Company's direct sales force and relationships with third-party service providers under non-exclusive arrangements. Customers consist primarily of large and medium-sized organizations including corporations, third-party service providers, higher education institutions, non-profit entities and governmental agencies.

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

     Cash, Cash Equivalents and Concentrations of Credit Risk. The statements of cash flows classify changes in cash and cash equivalents (short-term, highly-liquid investments readily convertible into cash with an original maturity of three months or less) according to operating, investing or financing activities. Cash equivalents consist of funds in money market accounts and were $18,213,079, $22,326,497 and $23,708,170 at March 31, 2000, 1999 and 1998,
respectively. Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, temporary cash investments and accounts receivable.

     The Company places its cash and temporary cash investments with financial institutions which management considers to be of high quality; however, at times such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit.

     Concentrations of credit risk with respect to accounts receivable result from a significant portion of revenues being derived from a relatively small number of entities (see Notes 5 and 8); however, the Company's customer base has grown and is dispersed across many different industries and geographic areas. The Company generally extends credit to its customers without requiring collateral; however, it closely monitors extensions of credit and has not experienced significant credit losses.

     Short-Term Investments. Short-term investments consist of short duration fixed-income securities, primarily government agency issues and corporate bonds. The average duration of the short-term investment portfolio of debt securities is approximately two years. The Company's short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses included in other comprehensive income (loss). Realized gains and losses are recognized in the results of operations.

     Revenue Recognition. On April 1, 1998, the Company adopted AICPA Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 specifies the criteria that must be met for recognizing revenues from software sales. In December 1998, the AICPA issued SOP 98-9, "Software Revenue Recognition, With Respect To Certain Arrangements," and the Company adopted the statement for all transactions entered into in fiscal 1999. SOP 98-9 requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The adoption of these statements did not have a material impact on the Company's operating results, financial position or cash flows.

     Revenues are derived from the licensing of software products, customer support and maintenance contracts, and services contracts, including consulting and training services. Revenues from product license fees are recognized when an order or agreement is in hand, the fee is fixed and determinable, and delivery of the product has occurred. Customer support and maintenance contract revenues are recognized ratably over the term of the related agreement, generally twelve months. The Company provides professional services under time-and-materials and fixed-price contracts. Revenues from time-and-materials contracts are recognized as the services are provided. Revenues from fixed-price contracts are recognized on achievement of specified performance milestones negotiated with customers. This method, which recognizes revenues on substantially the same basis as the percentage-of-completion method, is used because management considers milestones to be the best available measure of progress. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determinable (see Note 8).

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

     Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other intangible assets include capitalized trademark costs and developed technology, assembled workforce and customer lists acquired in business combinations. Goodwill and other intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from five to seven years. The Company reviews goodwill and other intangible assets on an ongoing basis, and impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. In management's opinion, no material impairment exists at March 31, 2000.

     Research and Development Costs. Research and development expenses include costs incurred by the Company to develop and enhance the Company's software. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," establishes criteria for capitalization of software development costs, beginning upon the establishment of product technological feasibility and concluding when the product is available for general release to customers. After carefully evaluating these criteria, management concluded that the amounts qualifying for capitalization were immaterial, and therefore no development costs have been capitalized to date.

     Advertising Costs. Advertising costs are expensed as incurred and totaled $915,016, $531,473 and $316,767 for the years ended March 31, 2000, 1999 and
1998, respectively.

     Stock-Based Compensation. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," was effective for the year ended March 31, 1997. As permitted by SFAS No. 123, the Company has continued to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has made the pro forma disclosures required by SFAS No. 123 in
Note 9.

     Income Taxes. The Company records income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 12). The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Net Income (Loss) per Common Share. Earnings per share ("EPS") for all periods presented is computed in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares include options and warrants if their exercise prices exceed the average market price of the common shares (see Note 13).

     Financial Instruments. The estimated fair value of the Company's financial instruments, which include short-term investments, accounts receivable, accounts payable and off-balance-sheet letters of credit, approximates their carrying value.

     Comprehensive Income. Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's comprehensive income (loss) is reported on the consolidated statement of changes in shareholders' equity for all periods.

     Segment Reporting. Effective April 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in a single segment, as defined by SFAS 131. See Note 5 for geographic information.

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

     Derivative Instruments and Hedging Activities. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at fair value. Gains and losses of derivative financial instruments not designated as hedges are to be recognized in earnings. The Company currently has no derivative financial instruments, and as such, is not subject to the requirements of SFAS No. 133.

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

     In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3,000,000 to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, employee stock purchase plan transactions, and for other corporate purposes. Through March 31, 2000, the Company has repurchased 313,500 shares and used 119,385 shares to cover employee stock purchases and stock option and warrants transactions. Repurchased shares are recorded as treasury shares.

NOTE 3 -- ACQUISITIONS

     ERA Software Systems Private, Limited -- Until February 1998, the Company had a strategic software research and development alliance with ERA Software Systems Private, Limited ("ERA"), a software consulting and development company based in India. The Company and ERA were affiliated through common ownership until February 27, 1998, when the Company entered into an agreement with ERA, whereby ERA transferred its distribution rights for Company products, plus certain fixed assets and 30 former ERA employees engaged exclusively in Company-related research and development, sales and administration, for a net consideration of $1,036,000. With the acquisition, the Company assumed control of ERA's research and development and distribution functions. All Company-related research and development work performed by ERA through the date of the acquisition had been previously expensed by the Company as incurred. SEEC Asia was formed to effect the acquisition and to subsequently control and manage the acquired rights, assets and product development projects previously owned or managed by ERA, as well as to expand the Company's sales and marketing efforts in the Asian and Pacific Rim regions.

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
                                                              ==========

     The acquisition had no significant impact on operating results for the year ended March 31, 1998, as the acquisition was not effective until the last month of the fiscal year. The effect on operating results, assuming the acquisition had taken place as of the beginning of the year ended March 31, 1998, would not have been material.

     Mozart Systems Corporation -- On August 4, 1999, the Company acquired all of the outstanding shares of capital stock of Mozart Systems Corporation ("Mozart"), a developer of Web-enablement products for rapid implementation of e-business applications. SEEC Delaware, Inc. ("SEEC Delaware") was formed as a wholly-owned subsidiary of SEEC, Inc. to effect the transaction. Upon the closing of the transaction, SEEC Delaware was merged with and into Mozart, and all existing shares of Mozart capital stock were canceled. Upon the cancellation of the former Mozart capital stock, each share of SEEC Delaware Common Stock was converted to one share of Mozart Common Stock, and Mozart became a wholly-owned subsidiary of SEEC, Inc.

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Mozart are included in the Company's consolidated financial statements from the date of acquisition. The Company has allocated the purchase price to the assets acquired and the liabilities assumed based upon their respective fair market values on the date of acquisition. The aggregate purchase price was approximately $3.5 million, of which approximately $2.2 million was paid in cash from existing cash balances and $1.0 million was paid in the form of 222,222 unregistered shares of SEEC Common Stock, with the balance related to acquisition costs and assumed liabilities.

     Based upon the fair market values on the effective date of the acquisition, the purchase price was allocated as follows:

Current assets..............................................  $  155,498
Property and equipment......................................     100,000
Acquired in-process research and development................     531,100
Goodwill and other intangible assets........................   2,746,321
                                                              ----------
Total purchase price........................................  $3,532,919
                                                              ==========

     Acquired in-process research and development expenses were charged to expense in the year ended March 31, 2000. The remaining intangible assets acquired are being amortized over their estimated useful lives of five to seven years.

     Included in goodwill and other intangible assets is cost allocated to purchased software of $2,484,321, which was determined by a valuation of the assets purchased.

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

     Mozart's results of operations are not considered material to the Company, and therefore, no pro forma information has been provided.

NOTE 4 -- SHORT-TERM INVESTMENTS

     Short-term investments consist of the following:

                                                                        UNREALIZED       MARKET
                                                             COST       GAIN (LOSS)      VALUE
                                                          ----------    -----------    ----------
March 31, 2000:
  U.S. Government agency securities.....................  $  756,069     $ (9,880)     $  746,189
  Corporate bonds.......................................   3,873,177      (19,537)      3,853,640
  State agency and municipal bonds......................     349,169         (275)        348,894
  Registered investment company consisting of U.S.
     Government and corporate fixed income securities...   2,887,764      (39,240)      2,848,524
                                                          ----------     --------      ----------
                                                          $7,866,179     $(68,932)     $7,797,247
                                                          ==========     ========      ==========
March 31, 1999:
  U.S. Government agency securities.....................  $2,530,659     $  3,838      $2,534,497
  Registered investment company consisting of U.S.
     Government and corporate fixed income securities...   5,887,897       30,291       5,918,188
                                                          ----------     --------      ----------
                                                          $8,418,556     $ 34,129      $8,452,685
                                                          ==========     ========      ==========

     Management does not anticipate realization of the holding loss in the upcoming year due to the anticipated adequacy of cash and cash equivalents currently held to fund current operating requirements.

NOTE 5 -- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     Sales to Silverline Industries, Inc. accounted for 13% of the Company's total revenues during the year ended March 31, 2000, and accounts receivable from Silverline Industries, Inc. totaled $105,264 at March 31, 2000. Sales to Unisys Corporation accounted for 12% of the Company's total revenues during the year ended March 31, 1999, and accounts receivable from Unisys Corporation totaled $178,766 at March 31, 1999. Sales to INTERSOLV, Inc. accounted for 11% of the Company's total revenues during the year ended March 31, 1998, and accounts receivable from INTERSOLV, Inc. totaled $797,563 at March 31, 1998.

     For the year ended March 31, 2000, export sales to non-affiliates accounted for 25% of total revenues, including Asia--11% and South America--9%. For the year ended March 31, 1999, export sales to non-affiliates accounted for 27% of total revenues, including Europe--9%, South America--8%, Canada--5% and Asia--4%. For the year ended March 31, 1998, export sales to third parties accounted for 19% of total revenues, with sales to Europe and Asia representing 8% and 7% of total revenues, respectively.

NOTE 6 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                    MARCH 31,
                                                             ------------------------
                                                                2000          1999
                                                             ----------    ----------
Computer equipment.........................................  $  748,088    $  597,508
Software and other equipment...............................     396,676       250,062
Furniture and fixtures.....................................     446,672       422,623
Leasehold improvements.....................................     206,488       206,488
Building in progress.......................................      26,391            --
                                                             ----------    ----------
Total property and equipment...............................   1,824,315     1,476,681
Accumulated depreciation and amortization..................    (689,016)     (374,161)
                                                             ----------    ----------
Property and equipment, net................................  $1,135,299    $1,102,520
                                                             ==========    ==========

NOTE 7 -- TRANSACTIONS WITH AFFILIATE

     Prior to the ERA acquisition (see Note 3), the Company and ERA developed certain COBOL analysis software products (the "Products") through their cooperative research and development efforts, which were funded in part through grants from the Industrial Credit and Investment Corporation of India, Ltd. ("ICICI"), an investment bank that administers an agreement between the governments of the United States of America and the Republic of India.

     Pursuant to a product purchase agreement dated March 31, 1996 in which the Company acquired ERA's 35% interest in the Products, the Company agreed to pay to ERA a research and development fee (royalty) and a monthly maintenance fee. Effective January 1, 1997, the Company and ERA agreed to amend the Product Purchase Agreement to discontinue the research and development fee and the monthly maintenance fees as defined in the original agreement and replace them with specific fees determined on a project-by-project basis for research and development performed by ERA. ERA performed research and development for the Company under this arrangement through the date of the acquisition, when the Company acquired ERA's research and development facility.

     Effective March 1, 1996, the Company and ERA entered into a marketing agreement which provided for royalties to be paid by ERA based on revenues from customers in India. Royalties received under the terms of the marketing agreement amounted to $299,930 for the year ended March 31, 1998. The marketing agreement was terminated coincident with the ERA acquisition.

     In connection with its activities with ERA for the year ended March 31, 1998, the Company incurred research and development fees of $229,977 and fees applicable to professional services provided by ERA employees of $13,000. The Company paid to ERA sales support and maintenance support fees related to certain U.S. sales where ERA was instrumental in effecting the sale and for which ERA was expected to provide ongoing maintenance support to the customer. For the year ended March 31, 1998, these fees totaled $142,833, net of $40,417 in unamortized maintenance support expense which was eliminated in connection with the ERA acquisition.

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

     Pursuant to the terms of the agreement, the Company gave notice to Viasoft on December 3, 1996 of its intention to terminate the License Agreement as a result of Viasoft's not making additional minimum royalty payments of at least $1,000,000 during the preceding twelve months, as required by the License Agreement. The Company received notice from Viasoft that it did not intend to extend the License Agreement by making such minimum payments and acknowledging that the License Agreement would terminate effective June 4, 1997. With the termination of the agreement, the $780,552 balance of the advance royalty that had been deferred was recognized as software license revenue in the year ended March 31, 1998. Total revenues from Viasoft, including income from the advance royalty, represented 6% of the Company's total revenues for the year ended March 31, 1998.

     The License Agreement also required the Company to pay a royalty of 5% of sales of its products which contain or use a COBOL parser, up to $1,000,000 over a five-year period ended April 29, 1999. No related royalty expense was incurred in the year ended March 31, 2000. The Company incurred related royalties expense of $99,757 and $181,116 in the years ended March 31, 1999 and 1998, respectively.

     ICICI -- Pursuant to the terms of the June 1, 1990 ICICI agreement (see
Note 7), as amended, the Company received a $255,000 grant to partially fund research and development costs to develop the Products in association with ERA. ERA received a grant of approximately $101,000 under the ICICI Agreement for similar purposes.

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

     Total royalty expense under the ICICI Agreement was $497,965 for the year ended March 31, 1998. Both the maximum royalty obligation of the Company pursuant to the ICICI Agreement and the amount of the ERA Obligation (see Note
7) were paid in full during the year ended March 31, 1998.

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

     Activity related to qualified stock options issued under the Plans is summarized below:

                                                          YEAR ENDED MARCH 31,
                                   -------------------------------------------------------------------
                                           2000                   1999                    1998
                                   --------------------   ---------------------   --------------------
                                              WEIGHTED                WEIGHTED               WEIGHTED
                                               AVERAGE                 AVERAGE                AVERAGE
                                              EXERCISE                EXERCISE               EXERCISE
                                                PRICE                   PRICE                  PRICE
FIXED OPTIONS                       SHARES    PER SHARE    SHARES     PER SHARE    SHARES    PER SHARE
-------------                      --------   ---------   ---------   ---------   --------   ---------
Outstanding at beginning of
  year...........................   475,111     $5.55       343,814    $10.29      146,455    $ 3.08
Granted..........................   306,825     $4.62       311,950    $ 5.24      230,375    $14.57
Exercised........................   (45,515)    $2.25        (7,601)   $ 1.38         (452)   $ 3.65
Canceled.........................   (69,650)    $5.67      (173,052)   $14.57      (32,564)   $ 8.28
                                   --------               ---------               --------
Outstanding at end of year.......   666,771     $5.34       475,111    $ 5.55      343,814    $10.29
                                   ========               =========               ========
Options exercisable at end of
  year...........................   207,463                 118,291                 79,579
                                   ========               =========               ========
Weighted average fair value of
  options granted during the
  year...........................  $   4.86               $    2.68               $   6.62
                                   ========               =========               ========

SUMMARY STOCK OPTION INFORMATION:

     The Company accounts for the Plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for the Plans. The pro forma data below reflects the effect had compensation cost for the

Plans been determined based on the fair market value at the grant dates for the awards under the Plans in accordance with SFAS No. 123.

                                                                        YEAR ENDED MARCH 31,
                                                                -------------------------------------
                                                                   2000          1999         1998
                                                                -----------    --------    ----------
Net income (loss)                      As reported............  $(4,728,831)   $406,110    $2,509,796
                                       Pro forma..............  $(5,259,402)   $117,789    $2,365,106
Net income (loss) per basic share      As reported............  $      (.79)   $    .07    $      .49
                                       Pro forma..............  $      (.88)   $    .02    $      .46
Net income (loss) per diluted share    As reported............  $      (.79)   $    .07    $      .46
                                       Pro forma..............  $      (.88)   $    .02    $      .44

     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option pricing model. The following assumptions were used for grants for the years ended March 31, 2000, 1999 and 1998, respectively: risk free interest rate -- 6.8%, 5.6%, and 6%; expected weighted-average term -- 3.9 years, 4.2 years, and 2.9 years; expected volatility levels -- 100%, 75% and 60%. A dividend yield of zero was assumed for all three years.

     The following table summarizes information about qualified stock options outstanding at March 31, 2000:

                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  ------------------------------------   ---------------------
                                WEIGHTED     WEIGHTED                WEIGHTED
                                AVERAGE       AVERAGE                 AVERAGE
    RANGE OF                   REMAINING     EXERCISE                EXERCISE
    EXERCISE       NUMBER     CONTRACTUAL      PRICE      NUMBER       PRICE
     PRICES       OF SHARES   LIFE (YEARS)   PER SHARE   OF SHARES   PER SHARE
----------------  ---------   ------------   ---------   ---------   ---------
$.44--$.49          18,060        5.47        $  .44       18,060     $  .44
$3.31--$4.00       351,438        8.72        $ 3.92      110,378     $ 3.89
$5.58--$8.50       262,273        8.95        $ 6.12       61,525     $ 6.94
$16.25              35,000        7.02        $16.25       17,500     $16.25
                   -------                                -------
                   666,771        8.63        $ 5.34      207,463     $ 5.53
                   =======                                =======

NON-QUALIFIED STOCK OPTIONS:

     Activity related to non-qualified stock options is summarized below:

                                                         YEAR ENDED MARCH 31,
                                  ------------------------------------------------------------------
                                          2000                   1999                   1998
                                  --------------------    -------------------    -------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                              AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                               PRICE                  PRICE                  PRICE
         FIXED OPTIONS             SHARES    PER SHARE    SHARES    PER SHARE    SHARES    PER SHARE
         -------------            --------   ---------    -------   ---------    -------   ---------
Outstanding at beginning of
  year..........................   108,052    $10.08       63,052    $16.51       11,315    $ 4.35
Granted.........................    40,000    $ 4.00       60,000    $ 6.00       54,000    $18.67
Exercised.......................        --    $   --           --    $   --       (2,263)   $ 7.25
Forfeited.......................        --    $   --      (15,000)   $20.75           --    $   --
                                  --------                -------                -------
Outstanding at end of year......   148,052    $ 8.44      108,052    $10.08       63,052    $16.51
                                  ========                =======                =======
Options exercisable at end of
  year..........................    73,052                 28,052                  4,526
                                  ========                =======                =======

     Non-qualified stock options outstanding at March 31, 2000, were exercisable as follows:

    EXERCISE   NUMBER OF
     PRICE      SHARES                           EXERCISABLE
    --------   ---------                         -----------
     $ 3.62      9,052     4,526 each at August 30, 1997 and 1998
     $ 4.00     20,000     At October 1, 1999
     $ 4.00     20,000     5,000 each at August 24, 2000, 2001, 2002 and 2003
     $ 6.00     60,000     15,000 each at August 12, 1999, 2000, 2001 and 2002
     $ 8.25      9,000     3,000 each at April 1, June 1, and August 1, 1998
     $20.75     30,000     10,000 each at August 8, 1998, 1999 and 2000

EMPLOYEE STOCK PURCHASE PLAN:

     On August 6, 1998, the Company adopted the SEEC, Inc. 1998 Employee Stock Purchase Plan (the "ESPP"), which provides for 300,000 shares of the Company's common stock to be issued pursuant to purchase rights granted to employees. Under the plan, eligible employees can elect to have up to 10% of their earnings withheld, subject to certain limitations, to be used to purchase shares of common stock on specified dates within 24-month offering periods. In addition, the Compensation Committee may designate certain offering periods during which employees may purchase shares of common stock for cash. The purchase price per share is eighty-five percent (85%) of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period or
(ii) the fair market value on the semi-annual purchase date. Under the ESPP, the Company issued common shares totaling 48,098 and 22,940 at an average price of $3.84 and $4.29 during the years ended March 31, 2000 and 1999, respectively. In accordance with APB 25, the Company does not recognize compensation cost related to employee purchase rights under the Plan and, therefore, there are no charges or credits to income in connection with the ESPP.

NOTE 10 -- LONG-TERM DEBT

     The Company was a party to a term loan agreement with ICICI pursuant to which ICICI made a loan of $300,000 to the Company. As amended, the loan agreement required quarterly payments of $30,000, starting December 15, 1996 and carried interest at the prime rate plus 2.5% (limited to a floor of 6% and ceiling of 9%). The entire outstanding balance of principal and interest was repaid on June 30, 1997.

NOTE 11 -- COMMON STOCK WARRANTS

     Warrants were outstanding to purchase 194,500, 207,000 and 207,000 shares of the Company's common stock at March 31, 2000, 1999 and 1998, respectively (see Note 2). Warrants outstanding at March 31, 2000 are exercisable at $8.70 per share. Warrants were exercised as follows: 124,460 shares in March 1997, 42,998 shares in December 1997 and 12,500 shares in March 2000. At March 31, 2000, 194,500 shares of common stock were reserved for issuance upon the exercise of outstanding warrants. All outstanding warrants at March 31, 2000 will expire on January 22, 2002.

NOTE 12 -- INCOME TAXES

     The components of the income tax provision (benefit) are as follows:

                                                           YEAR ENDED MARCH 31,
                                                     ---------------------------------
                                                       2000         1999        1998
                                                     ---------    --------    --------
Current:
  Foreign..........................................  $      --    $204,800    $     --
Deferred:
  Federal..........................................   (250,000)         --     219,000
  State............................................   (145,000)     20,200     146,000
                                                     ---------    --------    --------
                                                     $(395,000)   $225,000    $365,000
                                                     =========    ========    ========

     As required under provisions of Section 481(a) of the U.S. Internal Revenue Code, effective April 1, 1998, the Company changed its method of accounting for tax reporting purposes from the cash method to the accrual method. The related adjustment is includable in income ratably over a four-year period.

     The components of the net deferred tax asset (liability) are as follows:

                                                                     MARCH 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------    ---------
Tax effect of federal and state net operating loss
  carryforwards.............................................  $ 2,045,000    $ 406,840
Tax effect of Section 481(a) adjustment.....................     (525,300)    (788,000)
Depreciation and amortization...............................      246,200           --
Tax effect of unrealized gains and losses on investments....       21,000      (13,800)
                                                              -----------    ---------
Deferred tax asset (liability)..............................    1,786,900     (394,960)
Valuation allowance.........................................   (1,786,900)          --
                                                              -----------    ---------
Deferred tax asset (liability), net.........................  $        --    $(394,960)
                                                              ===========    =========

     Differences between the Company's effective tax rate for financial statement purposes and the U.S. Federal statutory tax rate are presented below:

                                                                YEAR ENDED MARCH 31,
                                                              ------------------------
                                                              2000      1999     1998
                                                              -----     ----     -----
Federal statutory tax rate..................................   34.0%    34.0%     34.0%
State income taxes..........................................    6.6      2.1       6.6
Change in valuation allowance...............................  (34.9)     0.0     (24.7)
Other, net..................................................    2.0     (0.4)     (3.2)
                                                              -----     ----     -----
Effective tax rate..........................................    7.7%    35.7%     12.7%
                                                              =====     ====     =====

     Pretax earnings (loss) of the Company's foreign operations were $216,502, ($175,276) and $88,610 for the years ended March 31, 2000, 1999 and 1998.

     The Company had unused net operating loss carryforwards available at March 31, 2000 that may be applied to reduce future taxable income as follows:

                                                                      NET OPERATING LOSS
                                                                        CARRYFORWARDS
EXPIRES DURING YEAR                                                ------------------------
 ENDING MARCH 31,                                                   FEDERAL        STATE
-------------------                                                ----------    ----------
     2006........................................................  $       --    $  874,949
     2007........................................................          --       204,712
     2012........................................................      26,736            --
     2013........................................................     233,162            --
     2015........................................................   4,098,126     4,553,473
                                                                   ----------    ----------
                                                                   $4,358,024    $5,633,134
                                                                   ==========    ==========

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

NOTE 13 -- EARNINGS PER SHARE

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

                                                         YEARS ENDED MARCH 31,
                                                  -----------------------------------
                                                    2000         1999         1998
                                                  ---------    ---------    ---------
Basic shares....................................  5,986,425    5,954,472    5,145,032
Effect of dilutive securities--options and
  warrants......................................         --      167,639      271,537
                                                  ---------    ---------    ---------
Diluted shares..................................  5,986,425    6,122,111    5,416,569
                                                  =========    =========    =========

     Options and warrants excluded from the computation of diluted shares because their exercise prices were above the average market price of the common shares totaled 314,175 shares and 57,500 shares for the years ended March 31, 1999 and 1998, respectively. Options and warrants were not considered for the year ended March 31, 2000 because their effects would be antidilutive.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

     In March 1998 the Company moved into a new headquarters facility under an operating lease executed in November 1997. In addition to minimum rentals, the lease provides for adjustments relating to changes in real estate taxes and other operating expenses. The Company also rents eleven remote offices, including six domestic sales offices and the office facilities of the Company's subsidiaries and branches based in Delaware, the United Kingdom, India, Korea and Singapore. Management intends to renew or replace these leases during the normal course of business. The SEEC Germany office was closed during the year ended March 31, 2000, and the related future rent obligation, consisting of $63,165 in payments due through December 2001, was charged to expense. Future minimum rental payments as of March 31, 2000 under leases having initial noncancelable lease terms in excess of one year are as follows:

                   YEAR ENDING MARCH 31,
                   ---------------------
     2001...................................................  $  443,149
     2002...................................................     401,419
     2003...................................................     378,528
     2004...................................................      90,938
     2005...................................................      23,069
                                                              ----------
                                                              $1,337,103
                                                              ==========

     Total rent expense incurred for all leases during the years ended March 31, 2000, 1999 and 1998 amounted to $617,778, $474,632 and $187,562, respectively.

     The Company has employment agreements with certain key employees that provide for minimum annual salaries and automatic annual renewal at the end of the initial two-year term. The agreements generally contain, among other things, confidentiality agreements, assignment to the Company of inventions made during employment, and under certain circumstances for two years following termination of employment, non-competition agreements for the term of the agreements plus two years. Four executive employment/severance agreements provide for payments upon termination of employment, either under not-for-cause circumstances or if the key employee resigns for good reason, as defined. The maximum contingent liability under these agreements was approximately $333,000 at March 31, 2000.

     Under the terms of other employment and severance agreements with current and former employees, the Company is contingently obligated to make payments up to a maximum of $603,336 during the year ending March 31, 2001. The employment agreements provide for bonus payments based on the employees' continued employment with the Company through specified dates. The severance agreement provides for payments through March 31, 2001, unless employment begins with another company. Of the maximum contingent obligation related to these agreements, the Company expensed $346,336 in the year ended March 31, 2000.

     The Company had outstanding irrevocable letters of credit totaling $334,000 at March 31, 2000. These letters of credit, which expire on various dates in October and November 2000, serve as collateral on certain Company lease obligations.

NOTE 15 -- VALUATION AND QUALIFYING ACCOUNTS

     The following is a summary of the Company's valuation and qualifying account activity:

                                                                ADDITIONS     DEDUCTIONS
                                                 BALANCE AT     CHARGED TO    CREDITED TO    BALANCE AT
                                                BEGINNING OF    COSTS AND      ACCOUNTS        END OF
DESCRIPTION                                        PERIOD        EXPENSES     RECEIVABLE       PERIOD
-----------                                     ------------    ----------    -----------    ----------
Allowance for doubtful accounts for Accounts
  Receivable -- Trade for the year ended:
     MARCH 31, 2000...........................    $210,000       $ 59,299      $169,299       $100,000
     MARCH 31, 1999...........................    $ 50,000       $175,363      $ 15,363       $210,000
     MARCH 31, 1998...........................    $ 10,000       $ 71,975      $ 31,975       $ 50,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF SEEC

     Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our Annual Meeting of Shareholders on August 25, 2000 and is incorporated herein by reference to this
Item 10.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our Annual Meeting of Shareholders on August 25, 2000 and is incorporated herein by reference to this
Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our Annual Meeting of Shareholders on August 25, 2000 and is incorporated herein by reference to this
Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our Annual Meeting of Shareholders on August 25, 2000 and is incorporated herein by reference to this
Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this Report

  1. FINANCIAL STATEMENTS. The following financial statements are filed as part of this Annual Report on Form 10-K:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Certified Public Accountants..........     29
Consolidated Balance Sheets as of March 31, 2000 and 1999...     30
Consolidated Statements of Operations for the years ended
  March 31, 2000, 1999 and 1998.............................     31
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended March 31, 2000, 1999 and 1998.........     32
Consolidated Statements of Cash Flows for the years ended
  March 31, 2000, 1999 and 1998.............................     33
Notes to Consolidated Financial Statements..................  34-46

  2. FINANCIAL STATEMENT SCHEDULES. Financial Statement Schedules have been omitted because the required information is not present in amounts sufficient to require submission of a schedule, or because the information required is included in the financial statements or in a footnote thereto.

  3. EXHIBITS. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

 EXHIBIT
   NO.                             DESCRIPTION
 -------   ------------------------------------------------------------
 2.1 (5)   Agreement and Plan of Merger dated July 16, 1999 between the
           Registrant and Mozart Systems Corporation.
 3.1 (1)   The Registrant's Amended and Restated Articles of
           Incorporation.
 3.2 (1)   The Registrant's Amended and Restated Bylaws.
10.1 (1)   SEEC, Inc. 1994 Stock Option Plan.
10.2 (1)   Registration Rights Agreement dated as of August 15, 1996
           among the Registrant and certain of its shareholders.
10.3 (1)   Agreement dated July 16, 1996 between the Registrant and Raj
           Reddy
10.4 (2)   SEEC, Inc. 1997 Stock Option Plan.
10.5 (4)   Asset Purchase Agreement dated August 7, 1998, between the
           Registrant and ERA.
10.6 (3)   SEEC, Inc. 1998 Employee Stock Purchase Plan.
10.7 (5)   Employment Agreement dated August 3, 1999 between Mozart
           Systems Corporation and Alan P. Parnass.
10.8 (5)   Non-Competition Agreement dated August 3, 1999 between
           Mozart Systems Corporation and Alan P. and Kim I. Parnass.
10.9       Agreement and Release dated March 7, 2000 between the
           Registrant and Allen Gart.
10.10      Employment Agreement dated March 10, 2000 between the
           Registrant and Ravindra Koka.
10.11      Employment Agreement dated March 10, 2000 between the
           Registrant and John D. Godfrey.
10.12      Employment Agreement dated March 10, 2000 between the
           Registrant and Richard J. Goldbach.
21.1       Subsidiaries of the Company.
27         Financial Data Schedule

---------------

(1) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1, File No. 333-14027.

(2) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, File No. 0-21985.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-62149.

(4) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 0-21985.

(5) Incorporated by reference to the Company's Report on Form 8-K dated August 4, 1999, File No. 0-21985.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEEC, INC.
June 26, 2000
                                          By:        /s/ RAVINDRA KOKA
                                            ------------------------------------
                                                       Ravindra Koka
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       SIGNATURE AND TITLE                                     DATE
                       -------------------                                     ----

                        /s/ RAVINDRA KOKA                                  June 26, 2000
   ------------------------------------------------------------
                          Ravindra Koka
         President, Chief Executive Officer and Director

                       /s/ JOHN D. GODFREY                                 June 26, 2000
   ------------------------------------------------------------
                         John D. Godfrey
           Secretary, Vice President--Customer Support
                           and Director

                     /s/ RICHARD J. GOLDBACH                               June 26, 2000
   ------------------------------------------------------------
                       Richard J. Goldbach
              Treasurer and Chief Financial Officer

                        /s/ RADHA R. BASU                                  June 26, 2000
   ------------------------------------------------------------
                          Radha R. Basu
                Chairman of the Board and Director

                        /s/ BEVERLY BROWN                                  June 26, 2000
   ------------------------------------------------------------
                          Beverly Brown
                             Director

                      /s/ GLEN F. CHATFIELD                                June 26, 2000
   ------------------------------------------------------------
                        Glen F. Chatfield
                             Director

                      /s/ ABRAHAM OSTROVSKY                                June 26, 2000
   ------------------------------------------------------------
                        Abraham Ostrovsky
                             Director