Form 10-Q
period 2000-06-30
SEEC INC
filed 2000-08-14
CIK 925524

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from __________________ to __________________


Commission file number 0-21985


                                   SEEC, INC.
             (Exact name of registrant as specified in its charter)

                   PENNSYLVANIA                          55-0686906
          -------------------------------          ----------------------
          (State or other Jurisdiction of             (I.R.S. Employer
           Incorporation or Organization)          Identification Number)

    PARK WEST ONE, SUITE 200, CLIFF MINE ROAD, PITTSBURGH, PENNSYLVANIA 15275
    -------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (412) 893-0300
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

    As of July 31, 2000, there were 6,071,203 outstanding shares of Common Stock, par value $.01 per share, of SEEC, Inc.


================================================================================

                                   SEEC, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                 NUMBER
                                                                                                                 ------
       PART I--FINANCIAL INFORMATION

       Item 1. Financial Statements

            Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999......            2

            Condensed Consolidated Balance Sheets as of June 30, 2000 and March 31, 2000.................            3

            Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2000
            and 1999 ....................................................................................            4

            Notes to Unaudited Consolidated Financial Statements.........................................          5-6

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....           6-9

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................           10

       PART II--OTHER INFORMATION

       Item 1.  Legal Proceedings........................................................................           11

       Item 2.  Changes in Securities....................................................................           11

       Item 3.  Defaults Upon Senior Securities..........................................................           11

       Item 4.  Submission of Matters to a Vote of Security Holders......................................           11

       Item 5.  Other Information........................................................................           11

       Item 6.  Exhibits and Reports on Form 8-K.........................................................        11-12

       SIGNATURES........................................................................................           13

                        PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements


                                   SEEC, INC.
                      Consolidated Statement of Operations
                                  (Unaudited)

                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                                   -------------------------------
                                                                                       2000               1999
                                                                                   -----------         -----------
Revenues:
   Software license and maintenance fees                                           $   681,224         $ 1,219,433
   Professional services                                                               393,703             784,463
                                                                                   -----------         -----------
   Total revenues                                                                    1,074,927           2,003,896
                                                                                   -----------         -----------
OPERATING EXPENSES:
   Cost of revenues:
   Software license and maintenance fees                                               112,919             184,200
   Professional services                                                               332,157             490,874
                                                                                   -----------         -----------
   Total cost of revenues                                                              445,076             675,074
   General and administrative                                                          579,972             536,557
   Sales and marketing                                                               1,185,476           1,513,171
   Research and development                                                            473,517             382,425
   Amortization of goodwill and other intangible assets                                140,708              36,097
                                                                                   -----------         -----------
   Total operating expenses                                                          2,824,749           3,143,324
                                                                                   -----------         -----------
LOSS FROM OPERATIONS                                                                (1,749,822)         (1,139,428)
NET INTEREST INCOME                                                                    341,341             375,855
                                                                                   -----------         -----------
LOSS BEFORE INCOME TAXES                                                            (1,408,481)           (763,573)
INCOME TAX BENEFIT                                                                          --            (100,000)
                                                                                   -----------         -----------
NET LOSS                                                                           $(1,408,481)        $  (663,573)
                                                                                   ===========         ===========
Net loss per common share:
   Basic                                                                                $(0.23)             $(0.11)
                                                                                   ===========         ===========
   Diluted                                                                              $(0.23)             $(0.11)
                                                                                   ===========         ===========

Weighted average number of common and
  common equivalent shares outstanding:
   Basic                                                                             6,095,486           5,828,776
                                                                                   ===========         ===========
   Diluted                                                                           6,095,486           5,828,776
                                                                                   ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                                        SEEC, INC.
                          Condensed Consolidated Balance Sheets

                                                                                JUNE 30,            MARCH 31,
                                                                                  2000                2000
                                                                               -----------         -----------
                                                                               (UNAUDITED)          (AUDITED *)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $19,709,963         $18,404,429
  Short-term investments                                                         4,801,534           7,797,247
  Accounts receivable - trade, net                                               1,133,717           1,018,740
  Prepaid expenses and other current assets                                        391,017             483,486
                                                                               -----------         -----------
  Total current assets                                                          26,036,231          27,703,902

PROPERTY AND EQUIPMENT, NET                                                      1,095,058           1,135,299

GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                        2,964,086           3,106,422
                                                                               -----------         -----------
                                                                               $30,095,375         $31,945,623
                                                                               ===========         ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                                     $   408,162         $   584,497
  Accrued compensation                                                             772,116             717,959
  Deferred maintenance revenue                                                     442,513             554,402
  Other current liabilities                                                        415,557             444,264
  Income taxes payable                                                               6,786              47,583
                                                                               -----------         -----------
  Total current liabilities                                                      2,045,134           2,348,705
                                                                               -----------         -----------

SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares authorized;
    none outstanding
  Common stock--$.01 par value; 20,000,000 shares authorized; 6,309,187 shares issued at June 30, 2000 and March 31, 2000,
    respectively                                                                    63,092              63,092
  Additional paid-in capital                                                    34,580,682          34,576,688
  Accumulated deficit                                                           (5,539,748)         (4,130,409)
  Less treasury stock, at cost--221,915 and 194,115 shares
    at June 30, 2000 and March 31, 2000, respectively                           (1,019,441)           (864,521)
  Accumulated other comprehensive loss                                             (34,344)            (47,932)
                                                                               -----------         -----------
  Total shareholders' equity                                                    28,050,241          29,596,918
                                                                               -----------         -----------
                                                                               $30,095,375         $31,945,623
                                                                               ===========         ===========

----------
* Condensed from audited financial statements


   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                 Condensed Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                   Three Months Ended June 30,
                                                                -------------------------------
                                                                   2000                1999
                                                                -----------         -----------
Cash Flows Used by Operating Activities                         $(1,462,267)        $  (150,834)
                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net of disposals            (47,025)            (36,425)
   Purchases of short-term investments                              (36,452)           (341,528)
   Sales of short-term investments                                3,001,434           2,000,000
   Other, net                                                         1,628             (26,765)
                                                                -----------         -----------
     Net cash provided by investing activities                    2,919,585           1,595,282
                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock                                     (162,484)                 --
   Proceeds from exercise of stock options                           10,700                 298
                                                                -----------         -----------
     Net cash provided (used) by financing activities              (151,784)                298
                                                                -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         1,305,534           1,444,746
Cash and cash equivalents, beginning of period                   18,404,429          22,448,176
                                                                -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $19,709,963         $23,892,922
                                                                ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of SEEC, Inc., its wholly-owned subsidiaries, and its unincorporated branch operations (collectively the "Company" or "SEEC"). Management believes that all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of results have been included in the consolidated financial statements for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. Accordingly, these interim period consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

     Certain prior period amounts have been reclassified to conform to current period classifications.

2.   REVENUE RECOGNITION

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statements of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Software Revenue Recognition, With Respect to Certain Arrangements." SOP 97-2 specifies the criteria that must be met for recognizing revenues from software sales, and SOP 98-9 requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2.

     Revenues are derived from the license of software products, customer support and maintenance contracts, and services contracts, including consulting and training services. Revenues from product license fees are recognized when an order or agreement is in hand, the fee is fixed and determinable, and delivery of the product has occurred. Customer support and maintenance contract revenues are recognized ratably over the term of the related agreement, generally twelve months. The Company provides professional services under time-and-materials and fixed-price contracts. Revenues from time-and-materials contracts are recognized as the services are provided. Revenues from fixed-price contracts are recognized on achievement of specified performance milestones negotiated with customers. This method, which recognizes revenues on substantially the same basis as the percentage-of-completion method, is used because management considers milestones to be the best available measure of progress. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determinable.


3.   STOCK REPURCHASE PROGRAM

     In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3 million to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, employee stock purchase plan transactions, and for other corporate purposes. Through June 30, 2000, the Company had used $1.6 million to repurchase 343,500 shares, of which 121,585 shares were reissued to cover Employee Stock Purchase Plan transactions, stock option exercises, and stock warrant exercises. Repurchased shares are recorded as treasury shares.

4.   EARNINGS PER SHARE

     Earnings per share ("EPS") for all periods presented is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". All options and warrants are excluded from the computation of net loss per share of Common Stock for the quarters ended June 30, 2000 and 1999 because their effect is not dilutive.


5.   COMPREHENSIVE INCOME

     Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income and its components in its annual Consolidated Statement of Changes in Shareholders' Equity. The components of the Company's comprehensive income (loss) were as follows:

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                      -------------------------
                                                                         2000            1999
                                                                      -----------     ---------
     Net loss                                                         $(1,408,481)    $(663,573)
     Unrealized gain (loss) on investments, net of taxes                   13,588       (35,401)
                                                                      -----------     ---------
     Total comprehensive loss                                         $(1,394,893)    $(698,974)
                                                                      ===========     =========


6.   INCOME TAXES

     In the quarter ended June 30, 2000, the Company calculated a deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of the Company's net operating loss carryforwards, resulting in no tax provision or benefit accrued in the quarter. In the quarter ended June 30, 1999, a valuation allowance partially offset the deferred tax asset, resulting in a tax benefit with an effective tax rate of 13%. As of March 31, 2000, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $4,358,000 and $5,633,000, respectively. The carryforwards expire at various times from March 31, 2006 to March 31, 2015. Certain changes in ownership could result in an annual limitation on the amount of carryforwards that may be utilized.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Part I, Item 2 of this report should be read in conjunction with Part II,
Item 7 of SEEC's Annual Report on Form 10-K for the year ended March 31, 2000. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of SEEC, but rather an update of disclosures made in the aforementioned filing. Certain information contained herein should be considered "forward-looking information," which is subject to a number of risks and uncertainties. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside our control. Other factors and assumptions are involved in the preparation of forward-looking information, and the failure of any such factors and assumptions to be realized may cause actual results to differ materially from those discussed. We assume no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.

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


COMPARISON OF QUARTERS ENDED JUNE 30, 2000 AND 1999

     The following section includes information related to changes in SEEC's Consolidated Statements of Operations. References to the first quarter of fiscal 2001 and to the first quarter of fiscal 2000 refer to the three months ended June 30, 2000 and June 30, 1999, respectively.

     REVENUES. Total revenues for the first quarter of fiscal 2001 were $1,075,000 compared to $2,004,000 for the first quarter of fiscal 2000, a decrease of $929,000 or 46%. The decrease resulted from a decline in the demand for year 2000 solutions, as market demand and our offerings shifted from year 2000 solutions to Web-enablement and legacy system transformation solutions (collectively, "e-business" solutions). Revenues from e-business solutions accounted for substantially all of our revenues in the first quarter of fiscal 2001. No revenues were derived from e-business solutions in the first quarter of fiscal 2000, when year 2000 solutions accounted for 100% of our revenues.

     Software license and maintenance fees were $681,000 for the first quarter of fiscal 2001 compared to $1,219,000 for the first quarter of fiscal 2000, a decrease of $538,000 or 44%. Professional services revenues were $394,000 for the first quarter of fiscal 2001 compared to $784,000 for the first quarter of fiscal 2000, a decrease of $390,000 or 50%. These decreases were primarily the result of the decline in demand for year 2000 solutions, which was only partially offset by revenues from e-business products and services.

     COST OF REVENUES. Total cost of revenues was $445,000 for the first quarter of fiscal 2001 compared to $675,000 for the first quarter of fiscal 2000, a decrease of $230,000 or 34%. The decrease in total cost of revenues corresponds to the overall decline in revenues, discussed above.

     Cost of software license and maintenance fees includes the costs of providing customer support services, royalty expenses, the cost of third-party software sold, and, to a lesser degree, the costs of media, manuals, duplication and shipping related to sales of certain of our software products. Customer support is primarily telephone or online (Internet) support for customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $113,000 for the first quarter of fiscal 2001 compared to $184,000 for the first quarter of fiscal 2000, a decrease of $71,000 or 39%. Costs in the first quarter of fiscal 2000 included a charge for third-party software sold, a cost not incurred in fiscal 2001.

     Professional services costs consist primarily of compensation and related benefits, and travel and equipment for Company personnel responsible for providing consulting and training services to customers. Costs of temporary or subcontracted labor may also be included, if such labor is required to meet the demands of providing services. Professional services costs were $332,000 for the first quarter of fiscal 2001 compared to $491,000 for the first quarter of fiscal 2000, a decrease of $159,000 or 32%. The decrease in professional services costs corresponds to the decline in professional services revenues.

     GROSS MARGINS. Total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 59% and 66% for the quarters ended June 30, 2000 and 1999, respectively. Gross margin percentages were 83% and 85% for software license and maintenance fees, and 16% and 37% for professional services for the first quarters of fiscal 2001 and 2000, respectively. The gross margin percentages for software license and maintenance fees are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. These percentages also fluctuate depending on the mix of software products and the varying royalty expenses, if any, associated with those products. The gross margin percentages for professional services--product related vary depending on the utilization rates for billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentage for the first quarter of fiscal 2001 was lower than the gross margin percentage for fiscal 2000 due to decreased utilization rates of our billable consultants.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $580,000 for the first quarter of fiscal 2001 compared to $537,000 for the first quarter of fiscal 2000, an increase of $43,000 or 8%. The increase was primarily due to the general and administrative costs of Mozart Systems Corporation, which was acquired in the second quarter of fiscal 2000. The increase in expenses resulting from the Mozart acquisition was partially offset by our efforts to reduce general expenses, including the closing of our Munich, Germany office in the third quarter of fiscal 2000.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, and other promotional activities. Sales and marketing expenses were $1,185,000 for the first quarter of fiscal 2001 compared to $1,513,000 for the first quarter of fiscal 2000, a decrease of $328,000 or 22%. In the first quarter of fiscal 2000, we incurred higher expenses for advertising and promotion in conjunction with the launch of our e-business solutions. In addition, we restructured our worldwide sales organization in the fourth quarter of fiscal 2000, resulting in cost reductions that are reflected in the first quarter of fiscal 2001.

     RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $474,000 for the first quarter of fiscal 2001, compared to $382,000 for the first quarter of fiscal 2000, an increase of $92,000 or 24%. This increase is due primarily to the added research and development personnel and related expenses in connection with the acquisition of Mozart.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are amortized over their estimated useful lives of five to seven years. In the first quarter of fiscal 2001, amortization of goodwill and other intangible assets amounted to $141,000 compared to $36,000 for the first quarter of fiscal 2000, an increase of $105,000 or 292%. The increase was due to amortization of intangible assets acquired in the acquisition of Mozart.

     NET INTEREST INCOME. Net interest income consists principally of interest income on cash equivalents and short-term investments, comprised primarily of money market funds and high-grade bonds and bond funds with average maturities of less than two years. Net interest income was $341,000 for the first quarter of fiscal 2001 compared to $376,000 for the first quarter of fiscal 2000, a decrease of $35,000 or 9%. The decrease from the first quarter of fiscal 2000 to the first quarter of fiscal 2001 was due primarily to decreased cash balances resulting from the use of cash for the Mozart acquisition, to fund operations, and for stock repurchases. The negative effect of the reduced cash balances on interest income was partially offset by the positive impact of higher interest rates earned on cash equivalents and short-term investments.

     INCOME TAXES. In the respective first quarters, the Company calculated a net deferred tax asset, which was fully offset in fiscal 2001 and partially offset in fiscal 2000 by a valuation allowance, due to the uncertainty of realization of our net operating loss carryforwards. As a result, no provision for income taxes was recorded in the first quarter of fiscal 2001. An income tax benefit of ($100,000) was recorded in the first quarter of fiscal 2000. At March 31, 2000, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $4,358,000 and $5,633,000, respectively. The carryforwards expire at various times from March 31, 2006 to March 31, 2015. Certain changes in SEEC's ownership could result in an annual limitation on the amount of carryforwards that may be utilized.


LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily through sales of equity securities and through cash flows from operations. In fiscal 1997, we sold 211,425 shares of Common Stock in a private placement for $747,000, and sold 2,070,000 shares of Common Stock in an initial public offering, the net proceeds of which were $13.0 million. In fiscal 1998, we sold 1,030,000 shares of Common Stock in a secondary public offering, the net proceeds of which were $19.1 million.

     At June 30, 2000, we had cash, cash equivalents, and short-term investments of $24.5 million and working capital of $24.0 million. Excess cash has been invested, and we expect that it will continue to be invested, in interest-bearing investment grade securities and money market funds. Cash has been used primarily to fund general operations, including ongoing research and development, to purchase property and equipment, to fund two acquisitions, and to purchase Company Common Stock under the Stock Repurchase Program described in
Note 3 to the Unaudited Consolidated Financial Statements. We used $1.5 million for operating activities in the three months ended June 30, 2000, compared to $151,000 used for operating activities in the three months ended June 30, 1999. We used $47,000 and $36,000 to purchase property and equipment, net of proceeds from disposals, in the three months ended June 30, 2000 and 1999, respectively. We generated $3.0 million in cash and cash equivalents from sales of short-term investments, net of purchases, in the three months ended June 30, 2000, compared to $1.7 million in generated in the three months ended June 30, 1999. We used $162,000 for stock repurchases in the three months ended June 30, 2000.

     Our cash balances may be used to broaden international sales and marketing efforts, to expand domestic sales and marketing efforts, to establish additional facilities, to hire additional personnel, to increase research and development, for capital expenditures and for working capital and other general corporate purposes. We may also utilize cash to develop or acquire other businesses, products or technologies complementary to our current business. The amounts actually expended for each such purpose may vary significantly and are subject to change at management's discretion, depending upon certain factors, including economic or industry conditions, changes in the competitive environment and strategic opportunities that may arise. Management believes that cash flows from operations and the current cash balances will be sufficient to meet our liquidity needs for the foreseeable future. In the longer term, we may require additional sources of capital to fund future growth. Such sources of capital may include additional equity offerings or debt financings.

SEASONALITY

     Our operations are not affected by seasonal factors. Our cash flows may at times fluctuate due to the timing of cash receipts from large individual sales.

FOREIGN CURRENCY

     The overall effects of foreign currency exchange rates on our business during the periods discussed have not been material. Movements in foreign currency exchange rates create a degree of risk to our operations if those movements affect the dollar value of costs incurred in foreign currencies. The majority of our billings to date have been denominated in U.S. dollars. Changing currency exchange rates may affect our competitive position if exchange rate changes impact profitability and business and/or pricing strategies of foreign competitors. Specific currencies that impact us are the British Pound Sterling, Indian Rupee, German Deutschmark, Korean Won, and the Singapore Dollar.

     The functional currency of our subsidiaries and branch operations is the U.S. dollar. Monetary assets and liabilities of these subsidiaries and branches are remeasured at the current exchange rate at the balance sheet date, and non-monetary items are translated at historical rates. Revenues and expenses are translated using the average exchange rate during the period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

    The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

           EXHIBIT
             NO.                               DESCRIPTION
           -------                     ---------------------------
           2.1  (5)     Agreement and Plan of Merger dated July 16, 1999 between the Registrant and
                        Mozart Systems Corporation.
           3.1  (1)     The Registrant's Amended and Restated Articles of
                        Incorporation.
           3.2  (1)     The Registrant's Amended and Restated Bylaws.
          10.1  (1)     SEEC, Inc. 1994 Stock Option Plan.
          10.2  (1)     Registration Rights Agreement dated as of August 15, 1996
                        among the Registrant and certain of its shareholders.
          10.3 (1)      Agreement dated July 16, 1996 between the Registrant and Raj
                        Reddy.
          10.4 (2)      SEEC, Inc. 1997 Stock Option Plan.
          10.5 (4)      Asset Purchase Agreement dated August 7, 1998, between the
                        Registrant and ERA.
          10.6 (3)      SEEC, Inc. 1998 Employee Stock Purchase Plan.
          10.7 (5)      Employment Agreement dated August 3, 1999 between Mozart Systems Corporation and Alan
                        P. Parnass.
          10.8 (5)      Non-Competition Agreement dated August 3, 1999 between Mozart Systems Corporation and
                        Alan P. and Kim I. Parnass.
          10.9 (6)      Agreement and Release dated March 7, 2000 between the Registrant and Allen Gart.
          10.10 (6)     Employment Agreement dated March 10, 2000 between the Registrant and Ravindra Koka.
          10.11 (6)     Employment Agreement dated March 10, 2000 between the Registrant and John D. Godfrey.
          10.12 (6)     Employment Agreement dated March 10, 2000 between the Registrant and Richard J.
                        Goldbach.
          21.1 (6)      Subsidiaries of the Company.
          27            Financial Data Schedule.

----------
(1) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1, File No. 333-14027.

(2) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, File No. 0-21985.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-62149.

(4) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 0-21985.

(5) Incorporated by reference to the Company's Report on Form 8-K dated August 4, 1999, File No. 0-21985.

(6) Incorporated by reference to Exhibits to the Company's Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 0-21985.

(B)      REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SEEC, Inc.
                                                 (Registrant)

Date: August 14, 2000

                            By:             /s/ RAVINDRA KOKA
                               -----------------------------------------------
                                                Ravindra Koka
                               President, Chief Executive Officer and Director

                            By:          /s/ RICHARD J. GOLDBACH
                               -----------------------------------------------
                                             Richard J. Goldbach
                                    Treasurer and Chief Financial Officer