Form 10-Q
period 2000-09-30
SEEC INC
filed 2000-11-13
CIK 925524

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                Yes _X_   No ___

    As of October 31, 2000, there were 6,085,082 outstanding shares of Common Stock, par value $.01 per share, of SEEC, Inc.


================================================================================

                                   SEEC, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                 NUMBER
                                                                                                                 ------
       PART I--FINANCIAL INFORMATION
       Item 1. Financial Statements
            Consolidated Statements of Operations for the three- and six-month periods ended
                September 30, 2000 and 1999..............................................................           2
            Condensed Consolidated Balance Sheets as of September 30, 2000 and March 31, 2000............           3
            Condensed Consolidated Statements of Cash Flows for the six-month periods ended
                September 30, 2000 and 1999 .............................................................           4
            Notes to Unaudited Consolidated Financial Statements.........................................         5-6
       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....        6-10
       Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................          10
       PART II--OTHER INFORMATION
       Item 1.  Legal Proceedings........................................................................          11
       Item 2.  Changes in Securities....................................................................          11
       Item 3.  Defaults Upon Senior Securities..........................................................          11
       Item 4.  Submission of Matters to a Vote of Security Holders......................................          11
       Item 5.  Other Information........................................................................          11
       Item 6.  Exhibits and Reports on Form 8-K.........................................................          12
       SIGNATURES........................................................................................          13

                         PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                                   SEEC, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                              ------------------------------        ------------------------------
                                                                 2000               1999               2000               1999
                                                              -----------        -----------        -----------        -----------

Revenues:
   Software license and maintenance fees                      $   625,346        $ 1,292,500        $ 1,306,570        $ 2,511,933
   Professional services                                          152,900            439,342            546,603          1,223,805
                                                              -----------        -----------        -----------        -----------
   Total revenues                                                 778,246          1,731,842          1,853,173          3,735,738
                                                              -----------        -----------        -----------        -----------
OPERATING EXPENSES:
   Cost of revenues:
   Software license and maintenance fees                           96,060            122,019            208,979            306,219
   Professional services                                          272,646            405,986            604,803            896,860
                                                              -----------        -----------        -----------        -----------
   Total cost of revenues                                         368,706            528,005            813,782          1,203,079
   General and administrative                                     659,083            554,580          1,239,055          1,091,137
   Sales and marketing                                          1,278,257          1,285,645          2,463,733          2,798,816
   Research and development                                       399,684            475,751            873,201            858,176
   Amortization of goodwill and other intangible assets           140,814            102,249            281,522            138,346
   Acquired in-process research and development                        --            531,100                 --            531,100
                                                              -----------        -----------        -----------        -----------
   Total operating expenses                                     2,846,544          3,477,330          5,671,293          6,620,654
                                                              -----------        -----------        -----------        -----------
LOSS FROM OPERATIONS                                           (2,068,298)        (1,745,488)        (3,818,120)        (2,884,916)
NET INTEREST INCOME                                               365,190            341,262            706,531            717,117
                                                              -----------        -----------        -----------        -----------
LOSS BEFORE INCOME TAXES                                       (1,703,108)        (1,404,226)        (3,111,589)        (2,167,799)
INCOME TAX BENEFIT                                                     --           (165,000)                --           (265,000)
                                                              -----------        -----------        -----------        -----------
NET LOSS                                                      $(1,703,108)       $(1,239,226)       $(3,111,589)       $(1,902,799)
                                                              ===========        ===========        ===========        ===========
Net loss per common share:
   Basic                                                      $     (0.28)       $     (0.21)       $     (0.51)       $     (0.32)
                                                              ===========        ===========        ===========        ===========
   Diluted                                                    $     (0.28)       $     (0.21)       $     (0.51)       $     (0.32)
                                                              ===========        ===========        ===========        ===========
Weighted average number of common
   and common equivalent shares outstanding:
   Basic                                                        6,079,706          5,981,027          6,087,552          5,905,325
                                                              ===========        ===========        ===========        ===========
   Diluted                                                      6,079,706          5,981,027          6,087,552          5,905,325
                                                              ===========        ===========        ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.
                      Condensed Consolidated Balance Sheets

                                                                                   SEPTEMBER 30,              MARCH 31,
                                                                                       2000                     2000
                                                                                   ------------             ------------
                                                                                   (UNAUDITED)               (AUDITED *)
                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                        $ 18,063,291             $ 18,404,429
  Short-term investments                                                              4,881,975                7,797,247
  Accounts receivable - trade, net                                                      866,003                1,018,740
  Prepaid expenses and other current assets                                             318,787                  483,486
                                                                                   ------------             ------------
  Total current assets                                                               24,130,056               27,703,902

PROPERTY AND EQUIPMENT, NET                                                           1,037,403                1,135,299

GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                             2,826,770                3,106,422
                                                                                   ------------             ------------
                                                                                   $ 27,994,229             $ 31,945,623
                                                                                   ============             ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                                         $    410,409             $    584,497
  Accrued compensation                                                                  498,820                  717,959
  Deferred maintenance revenue                                                          238,852                  554,402
  Other current liabilities                                                             503,487                  444,264
  Income taxes payable                                                                    2,308                   47,583
                                                                                   ------------             ------------
  Total current liabilities                                                           1,653,876                2,348,705
                                                                                   ------------             ------------

SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares authorized;
    none outstanding
  Common stock--$.01 par value; 20,000,000 shares authorized; 6,309,187 shares issued at September 30, 2000 and March 31, 2000,
    respectively                                                                         63,092                   63,092
  Additional paid-in capital                                                         34,578,566               34,576,688
  Accumulated deficit                                                                (7,294,122)              (4,130,409)
  Less treasury stock, at cost--224,105 and 194,115 shares
    at September 30, 2000 and March 31, 2000, respectively                             (997,399)                (864,521)
  Accumulated other comprehensive loss                                                   (9,784)                 (47,932)
                                                                                   ------------             ------------
  Total shareholders' equity                                                         26,340,353               29,596,918
                                                                                   ------------             ------------
                                                                                   $ 27,994,229             $ 31,945,623
                                                                                   ============             ============

------------------
   * Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                 Condensed Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                               SIX MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                    --------------------------------------
                                                                        2000                     1999
                                                                    -------------            -------------

CASH FLOWS USED BY OPERATING ACTIVITIES                             $ (2,984,532)            $ (1,110,003)
                                                                    ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net of disposals                 (78,512)                 (53,944)
   Purchases of short-term investments                                (1,906,162)              (1,170,813)
   Sales of short-term investments                                     4,813,062                4,500,000
   Acquisition of business, net of cash acquired                              --               (2,257,645)
   Other, net                                                             (1,870)                 (28,492)
                                                                    ------------             ------------
     Net cash provided by investing activities                         2,826,518                  989,106
                                                                    ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock                                          (338,522)                 (12,725)
   Common stock issued                                                   155,398                   84,422
                                                                    ------------             ------------
     Net cash provided (used) by financing activities                   (183,124)                  71,697
                                                                    ------------             ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (341,138)                 (49,200)
Cash and cash equivalents, beginning of period                        18,404,429               22,448,176
                                                                    ------------             ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 18,063,291             $ 22,398,976
                                                                    ============             ============



   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of SEEC, Inc., its wholly-owned subsidiaries, and its unincorporated branch operations (collectively, the "Company" or "SEEC"). Management believes that all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of results have been included in the consolidated financial statements for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. Accordingly, these interim period consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

         Certain prior period amounts have been reclassified to conform to current period classifications.

2.       REVENUE RECOGNITION

         The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Software Revenue Recognition, With Respect to Certain Arrangements." SOP 97-2 specifies the criteria that must be met for recognizing revenues from software sales, and SOP 98-9 requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2.

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

3.       STOCK REPURCHASE PROGRAM

         In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3 million to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, employee stock purchase plan transactions, and for other corporate purposes. Through September 30, 2000, the Company had used $1.8 million to repurchase 386,000 shares, of which 162,000 shares were reissued to cover Employee Stock Purchase Plan transactions, stock option exercises, stock warrant exercises, and for other corporate purposes. Repurchased shares are recorded as treasury shares.

4.       EARNINGS PER SHARE

         Earnings per share ("EPS") for all periods presented is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All options and warrants are excluded from the computation of net loss per share of Common Stock for the three- and six-month periods ended September 30, 2000 and 1999 because their effect is not dilutive.

5.       COMPREHENSIVE INCOME

         Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income (loss) and its components in its annual Consolidated Statement of Changes in Shareholders' Equity. The components of the Company's comprehensive income (loss) were as follows:

                                            THREE MONTHS ENDED                      SIX MONTHS ENDED
                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                     --------------------------------          ----------------------------
                                         2000               1999                  2000             1999
                                     -------------       ------------          ------------    ------------

Net loss                              ($1,703,108)       ($1,239,226)          ($3,111,589)    ($1,902,799)
Unrealized gain (loss) on
investments, net of taxes                   24,560            (1,030)                38,148        (36,431)
                                     --------------    ---------------        --------------   -------------

Total comprehensive loss              ($1,678,548)       ($1,240,256)          ($3,073,441)    ($1,939,230)
                                     ==============    ===============        ==============   =============


6.       INCOME TAXES

         In the three- and six-month periods ended September 30, 2000, the Company calculated a deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of the Company's net operating loss carryforwards, resulting in no tax provision or benefit incurred in either period. In the three- and six-month periods ended September 30, 1999, a valuation allowance partially offset the deferred tax asset, resulting in a tax benefit with an effective tax rate of 12% for both periods. As of March 31, 2000, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $3,856,000 and $5,075,000, respectively. The carryforwards expire at various times from March 31, 2006 to March 31, 2015. Certain changes in ownership could result in an annual limitation on the amount of carryforwards that may be utilized.


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


COMPARISON OF THREE- AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

         The following section includes information related to changes in SEEC's Consolidated Statements of Operations. References to the second quarter of fiscal 2001 and to the second quarter of fiscal 2000 refer to the three months ended September 30, 2000 and September 30, 1999, respectively.

         REVENUES. Total revenues for the second quarter of fiscal 2001 were $778,000 compared to $1,732,000 for the second quarter of fiscal 2000, a decrease of $954,000 or 55%. For the six months ended September 30, 2000, total revenues were $1,853,000 compared to $3,736,000 for the six months ended September 30, 1999, a decrease of $1,883,000 or 50%. The decrease resulted from a decline in the demand for year 2000 solutions, as market demand and our offerings shifted from year 2000 solutions to Web-enablement and legacy system transformation solutions (collectively, "e-business" solutions). Revenues from e-business solutions accounted for substantially all of our revenues in the quarter and six-month period ended September 30, 2000. The majority of our revenues were derived from year 2000 products and solutions in the quarter and six-month period ended September 30, 1999.

         Software license and maintenance fees were $625,000 for the second quarter of fiscal 2001 compared to $1,293,000 for the second quarter of fiscal 2000, a decrease of $668,000 or 52%. For the six months ended September 30, 2000, software license and maintenance fees were $1,307,000 compared to $2,512,000 for the six months ended September 30, 1999, a decrease of $1,205,000 or 48%. Professional services revenues were $153,000 for the second quarter of fiscal 2001 compared to $439,000 for the second quarter of fiscal 2000, a decrease of $286,000 or 65%. For the six months ended September 30, 2000, professional services revenues were $547,000 compared to $1,224,000 for the six months ended September 30, 1999, a decrease of $677,000 or 55%. These decreases were primarily the result of the decline in demand for year 2000 solutions, which was only partially offset by revenues from e-business products and services.

         COST OF REVENUES. Total cost of revenues was $369,000 for the second quarter of fiscal 2001 compared to $528,000 for the second quarter of fiscal 2000, a decrease of $159,000 or 30%. For the six months ended September 30, 2000, total cost of revenues was $814,000 compared to $1,203,000 for the six months ended September 30, 1999, a decrease of $389,000 or 32%. The decrease in the total cost of revenues was proportionately less than the decrease in revenues due to the fixed and semi-fixed costs incurred for under-utilized professional services staff.

         Cost of software license and maintenance fees includes the costs of providing customer support services, royalty expenses, the cost of third-party software sold, and, to a lesser degree, the costs of media, manuals, duplication and shipping related to sales of certain of our software products. Customer support is primarily telephone or online (Internet) support for customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $96,000 for the second quarter of fiscal 2001 compared to $122,000 for the second quarter of fiscal 2000, a decrease of $26,000 or 21%. For the six months ended September 30, 2000, cost of software license and maintenance fees were $209,000 compared to $306,000 for the six months ended September 30, 1999, a decrease of $97,000 or 32%. Costs in the six-month period of fiscal 2000 included a charge for third-party software sold, a cost not incurred in fiscal 2001.

         Professional services costs consist primarily of compensation and related benefits, and travel and equipment for Company personnel responsible for providing consulting and training services to customers. Costs of temporary or subcontracted labor may also be included, if such labor is required to meet the demands of providing services. Professional services costs were $273,000 for the second quarter of fiscal 2001 compared to $406,000 for the second quarter of fiscal 2000, a decrease of $133,000 or 33%. For the six months ended September 30, 2000, professional services costs were $605,000 compared to $897,000 for the six months ended September 30, 1999, a decrease of $292,000 or 33%. The decrease in professional services costs was proportionately less than the decrease in professional services revenue due to the fixed and semi-fixed costs incurred for under-utilized professional services staff.

         GROSS MARGINS. Total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 53% and 56% for the three- and six-month periods ended September 30, 2000 compared to 70% and 68% for the three- and six-month periods ended September 30, 1999, respectively. Gross margin percentages were 85% and 91% for software license and maintenance fees, and (78)% and 8% for professional services for the second quarters of fiscal 2001 and 2000, respectively. Gross margin percentages were 84% and 88% for software license and maintenance fees, and (11)% and 27% for professional services for the six-month periods ended September 30, 2000 and 1999, respectively. The gross margin percentages for software license and maintenance fees are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. The gross margin percentages for professional services vary depending on the utilization rates for billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentages for the fiscal 2001 periods were lower than the gross margin percentage for fiscal 2000 periods due to decreased utilization rates of our billable consultants.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $659,000 for the second quarter of fiscal 2001 compared to $555,000 for the second quarter of fiscal 2000, an increase of $104,000 or 19%. For the six months ended September 30, 2000, general and administrative expenses were $1,239,000, compared to $1,091,000 for the six months ended September 30, 1999, an increase of $148,000 or 14%. These increases were primarily due to increased professional consultant fees, and the general and administrative costs of Mozart Systems Corporation ("Mozart"), which was acquired in the second quarter of fiscal 2000. The increases in expenses were partially offset by our efforts to reduce general expenses, including the closing of our Munich, Germany office in the third quarter of fiscal 2000.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, trade shows, and other promotional activities. Sales and marketing expenses were $1,278,000 for the second quarter of fiscal 2001 compared to $1,286,000 for the second quarter of fiscal 2000, a decrease of $8,000 or 1%. For the six months ended September 30, 2000, sales and marketing expenses were $2,464,000 compared to $2,799,000 for the six months ended September 30, 1999, a decrease of $335,000 or 12%. In fiscal 2000, we incurred higher expenses for advertising and promotion in conjunction with the launch of our e-business solutions.

         RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $400,000 for the second quarter of fiscal 2001, compared to $476,000 for the second quarter of fiscal 2000, a decrease of $76,000 or 16%. For the six months ended September 30, 2000, expenditures for research and development were $873,000 compared to $858,000 for the six months ended September 30, 1999, an increase of $15,000 or 2%. The decrease between the quarterly periods resulted from costs incurred in the second quarter of fiscal 2000 related to the development of additional applications of the Company's core technology, particularly legacy systems reengineering solutions for e-business applications and Web-enablement. The increase between the six-month periods is due primarily to the added research and development personnel and related expenses in connection with the acquisition of Mozart.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are amortized over their estimated useful lives of five to seven years. In the second quarter of fiscal 2001, amortization of goodwill and other intangible assets amounted to $141,000 compared to $102,000 for the second quarter of fiscal 2000, an increase of $39,000 or 38%. For the six months ended September 30, 2000, amortization expense was $282,000 compared to $138,000 for the six months ended September 30, 1999, an increase of $144,000 or 104%. These increases are attributable to amortization of intangible assets added with the acquisition of Mozart.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The Company recorded a one-time charge of $531,000 in the second quarter of fiscal 2000 in connection with the acquisition of Mozart. The value of acquired research and development projects is charged to expense when, in management's opinion, the projects have not reached technological feasibility and have no probable alternative future use. We did not acquire any in-process research and development costs in the six months ended September 30, 2000.

         NET INTEREST INCOME. Net interest income consists principally of interest income on cash equivalents and short-term investments, which are comprised primarily of money market funds and high-grade bonds and bond funds with average maturities of less than two years. Net interest income was $365,000 for the second quarter of fiscal 2001 compared to $341,000 for the second quarter of fiscal 2000, an increase of $24,000 or 7%. For the six months ended September 30, 2000, net interest income was $707,000 compared to $717,000, a decrease of $10,000 or 1%. The increase between the quarterly periods was due primarily to the positive impact of higher interest rates earned on cash equivalents and short-term investments, which was partially offset by the negative impact of decreased cash balances. Cash balances have been used for the Mozart acquisition, to fund operations, and for stock repurchases. Net interest income decreased between the six-month periods because the positive effect of higher interest rates was offset by decreased cash and investment balances and by realized losses on sales of investments.

         INCOME TAXES. In fiscal 2001 and 2000, the Company calculated a net deferred tax asset, which was fully offset in fiscal 2001 and partially offset in fiscal 2000 by a valuation allowance due to the uncertainty of realization of our net operating loss carryforwards. As a result, no provision for income taxes was recorded in the quarter or six months ended September 30, 2000. Income tax benefits of ($165,000) and ($265,000) were recorded for the quarter and six months ended September 30, 1999, respectively. At March 31, 2000, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $3,856,000 and $5,075,000, respectively. The carryforwards expire at various times from March 31, 2006 to March 31, 2015. Certain changes in SEEC's ownership could result in an annual limitation on the amount of carryforwards that may be utilized.


LIQUIDITY AND CAPITAL RESOURCES

         We have funded our operations primarily through sales of equity securities and through cash flows from operations. In fiscal 1997 and 1998, we raised approximately $32.1 million, net of expenses, through public offerings totaling 3.1 million shares of the Company's Common Stock.

         At September 30, 2000, we had cash, cash equivalents, and short-term investments of $22.9 million and working capital of $22.5 million. Excess cash has been invested, and we expect that it will continue to be invested, in interest-bearing investment grade securities and money market funds. Cash has been used primarily to fund general operations, including ongoing research and development, to purchase property and equipment, to fund two acquisitions, and to purchase Company Common Stock under the Stock Repurchase Program described in
Note 3 to the Unaudited Consolidated Financial Statements. We used $3.0 million for operating activities in the six months ended September 30, 2000, compared to $1.1 million used for operating activities in the six months ended September 30, 1999. We used $79,000 and $54,000 to purchase property and equipment, net of proceeds from disposals, in the six months ended September 30, 2000 and 1999, respectively. We generated $2.9 million in cash and cash equivalents from sales of short-term investments, net of purchases, in the six months ended September 30, 2000, compared to $3.3 million generated in the six months ended September 30, 1999. We used $339,000 and $13,000 for stock repurchases in the six months ended September 30, 2000 and 1999, respectively.

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

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      On August 25, 2000, the Company held its 2000 Annual Meeting of
         Shareholders.

(b) Directors elected at the August 25, 2000 meeting were Abraham Ostrovsky and Glen F. Chatfield. Directors whose terms of office continued after the meeting were Ravindra Koka, Beverly Brown, John D. Godfrey, and Radha R. Basu.

(c) The following matters were voted upon at the 2000 Annual Meeting of Shareholders, with the results indicated:

         (1)      Election of Class I Directors:

                                                                                       AUTHORITY      BROKER
                                                                          VOTED FOR     WITHHELD     NON-VOTES
                                                                          ---------    ---------     ---------

                  Abraham Ostrovsky...................................    4,171,759     243,290           0
                  Glen F. Chatfield...................................    4,171,759     243,290           0



         (2) Proposal to increase the number of shares that can be granted under the SEEC, Inc. 1997 Stock Option Plan:

                  Votes for...................................................  1,232,172
                  Votes against...............................................    447,646
                  Abstentions.................................................      5,325
                  Broker non-votes............................................  2,729,906


ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

         The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

           EXHIBIT
             NO.                               DESCRIPTION
           -------      --------------------------------------------------------
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

    (3) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-62149.

    (4) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 0-21985.

    (5) Incorporated by reference to the Company's Report on Form 8-K dated August 4, 1999, File No. 0-21985.

    (6) Incorporated by reference to Exhibits to the Company's Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 0-21985.

(b) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         SEEC, Inc.
                                         -----------------------------------------------
                                                        (Registrant)

Date:  November 13, 2000
                                   By:               /s/    RAVINDRA KOKA
                                         -----------------------------------------------
                                                          Ravindra Koka
                                         President, Chief Executive Officer and Director

                                   By:             /s/    RICHARD J. GOLDBACH
                                         -----------------------------------------------
                                                       Richard J. Goldbach
                                               Treasurer, Chief Financial Officer,
                                                     and Assistant Secretary