Form 10-Q
period 2000-12-31
SEEC INC
filed 2001-02-13
CIK 925524

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

                                  Yes X No ___

    As of February 1, 2001, there were 6,103,692 outstanding shares of Common Stock, par value $.01 per share, of SEEC, Inc.


===============================================================================

                                   SEEC, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements
     Consolidated Statements of Operations for the three- and
       nine-month periods ended December 31, 2000 and 1999..............   2
     Condensed Consolidated Balance Sheets as of December 31, 2000
       and March 31, 2000...............................................   3
     Condensed Consolidated Statements of Cash Flows for the nine-month
       periods ended December 31, 2000 and 1999 ........................   4
     Notes to Unaudited Consolidated Financial Statements...............  5-6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...........................................  6-10
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....   10

PART II--OTHER INFORMATION
Item 1.  Legal Proceedings..............................................   11
Item 2.  Changes in Securities..........................................   11
Item 3.  Defaults Upon Senior Securities................................   11
Item 4.  Submission of Matters to a Vote of Security Holders............   11
Item 5.  Other Information..............................................   11
Item 6.  Exhibits and Reports on Form 8-K...............................   12
SIGNATURES..............................................................   13

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                   SEEC, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     DECEMBER 31,                    DECEMBER 31,
                                                            ----------------------------      ----------------------------
                                                                2000             1999             2000            1999
                                                            -----------      -----------      -----------      -----------
REVENUES:
   Software license and maintenance fees                    $   459,282      $   646,617      $ 1,765,852      $ 3,158,550
   Professional services                                        128,615          910,915          675,218        2,134,720
                                                            -----------      -----------      -----------      -----------
   Total revenues                                               587,897        1,557,532        2,441,070        5,293,270
                                                            -----------      -----------      -----------      -----------
OPERATING EXPENSES:
   Cost of revenues:
   Software license and maintenance fees                        123,862          131,604          332,841          437,823
   Professional services                                        244,578          429,542          849,381        1,326,402
                                                            -----------      -----------      -----------      -----------
   Total cost of revenues                                       368,440          561,146        1,182,222        1,764,225
   General and administrative                                   561,749          590,987        1,800,804        1,682,124
   Sales and marketing                                        1,010,769        1,322,585        3,474,502        4,121,401
   Research and development                                     430,949          446,612        1,304,150        1,304,788
   Amortization of goodwill and other intangible assets         140,731          136,066          422,253          274,412
   Acquired in-process research and development                      --               --               --          531,100
                                                            -----------      -----------      -----------      -----------
   Total operating expenses                                   2,512,638        3,057,396        8,183,931        9,678,050
                                                            -----------      -----------      -----------      -----------
LOSS FROM OPERATIONS                                         (1,924,741)      (1,499,864)      (5,742,861)      (4,384,780)
NET INTEREST INCOME                                             342,736          358,458        1,049,267        1,075,575
                                                            -----------      -----------      -----------      -----------
LOSS BEFORE INCOME TAXES                                     (1,582,005)      (1,141,406)      (4,693,594)      (3,309,205)
INCOME TAX BENEFIT                                                   --          (90,000)              --         (355,000)
                                                            -----------      -----------      -----------      -----------
NET LOSS                                                    $(1,582,005)     $(1,051,406)     $(4,693,594)     $(2,954,205)
                                                            ===========      ===========      ===========      ===========
Basic and diluted net loss per common share                 $     (0.26)     $     (0.17)     $     (0.77)     $     (0.50)
                                                            ===========      ===========      ===========      ===========
Weighted average number of basic and
   diluted common and common equivalent
   shares outstanding                                         6,085,082        6,060,649        6,086,726        5,957,295
                                                            ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.
                      Condensed Consolidated Balance Sheets

                                                                         DECEMBER 31,        MARCH 31,
                                                                             2000              2000
                                                                         ------------      ------------
                                                                         (UNAUDITED)      (AUDITED *)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 17,134,557      $ 18,404,429
  Short-term investments                                                    4,364,957         7,797,247
  Accounts receivable - trade, net                                            811,783         1,018,740
  Prepaid expenses and other current assets                                   348,981           483,486
                                                                         ------------      ------------
  Total current assets                                                     22,660,278        27,703,902

PROPERTY AND EQUIPMENT, NET                                                   959,008         1,135,299

GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                   2,686,662         3,106,422
                                                                         ------------      ------------
                                                                         $ 26,305,948      $ 31,945,623
                                                                         ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                               $    397,841      $    584,497
  Accrued compensation                                                        530,029           717,959
  Deferred maintenance revenue                                                194,153           554,402
  Other current liabilities                                                   431,773           444,264
  Income taxes payable                                                             --            47,583
                                                                         ------------      ------------
  Total current liabilities                                                 1,553,796         2,348,705
                                                                         ------------      ------------

SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares authorized;
    none outstanding
  Common stock--$.01 par value; 20,000,000 shares authorized;
    6,309,187 shares issued at December 31, 2000 and March 31, 2000,
    respectively                                                               63,092            63,092
  Additional paid-in capital                                               34,578,566        34,576,688
  Accumulated deficit                                                      (8,876,127)       (4,130,409)
  Less treasury stock, at cost--224,105 and 194,115 shares
    at December 31, 2000 and March 31, 2000, respectively                    (997,399)         (864,521)
  Accumulated other comprehensive loss                                        (15,980)          (47,932)
                                                                         ------------      ------------
  Total shareholders' equity                                               24,752,152        29,596,918
                                                                         ------------      ------------
                                                                         $ 26,305,948      $ 31,945,623
                                                                         ============      ============

------------
* Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.
                Condensed Consolidated Statements Of Cash Flows
                                  (Unaudited)

                                                             Nine Months Ended December 31,
                                                             ------------------------------
                                                                 2000              1999
                                                             ------------      ------------
Cash Flows Used by Operating Activities                      $ (4,404,134)     $ (1,751,691)
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net of disposals          (97,514)         (216,573)
   Purchases of short-term investments                         (2,732,493)       (4,860,021)
   Sales of short-term investments                              6,149,887         5,489,382
   Acquisition of business, net of cash acquired                       --        (2,270,075)
   Other, net                                                      (2,494)          (29,789)
                                                             ------------      ------------
     Net cash provided (used) by investing activities           3,317,386        (1,887,076)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock                                   (338,522)         (135,356)
   Common stock issued                                            155,398            84,647
                                                             ------------      ------------
     Net cash used by financing activities                       (183,124)          (50,709)
                                                             ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (1,269,872)       (3,689,476)
Cash and cash equivalents, beginning of period                 18,404,429        22,448,176
                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 17,134,557      $ 18,758,700
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

3.  STOCK REPURCHASE PROGRAM

    In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3 million to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, employee stock purchase plan transactions, and for other corporate purposes. Through December 31, 2000, the Company had used $1.8 million to repurchase 386,000 shares, of which 162,000 shares were reissued to cover Employee Stock Purchase Plan transactions, stock option exercises, stock warrant exercises, and for other corporate purposes. Repurchased shares are recorded as treasury shares.

4.  EARNINGS PER SHARE

    Earnings per share ("EPS") for all periods presented is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All options and warrants are excluded from the computation of net loss per share of Common Stock for the three- and nine-month periods ended December 31, 2000 and 1999 because their effect is not dilutive.

5.  COMPREHENSIVE INCOME

    Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income (loss) and its components in its annual Consolidated Statement of Changes in Shareholders' Equity. The components of the Company's comprehensive income (loss) were as follows:

                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                      DECEMBER 31,                      DECEMBER 31,
                              ----------------------------      ----------------------------
                                  2000             1999             2000             1999
                              -----------      -----------      -----------      -----------
Net loss                      $(1,582,005)     $(1,051,406)     $(4,693,594)     $(2,954,205)
Unrealized gain (loss) on
investments, net of taxes          (6,196)         (19,168)          31,952          (55,599)
                              -----------      -----------      -----------      -----------

Total comprehensive loss      $(1,588,201)     $(1,070,574)     $(4,661,642)     $(3,009,804)
                              ===========      ===========      ===========      ===========


6.  INCOME TAXES

    In the three- and nine-month periods ended December 31, 2000, the Company calculated a deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of the Company's net operating loss carryforwards, resulting in no tax provision or benefit incurred in either period. In the three- and nine-month periods ended December 31, 1999, a valuation allowance partially offset the deferred tax asset, resulting in a tax benefit with an effective tax rate of 12% for both periods. As of March 31, 2000, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $3,689,000 and $5,075,000, respectively. The carryforwards expire at various times from March 31, 2006 to March 31, 2015. Certain changes in ownership could result in an annual limitation on the amount of carryforwards that may be utilized.



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

OVERVIEW

    SEEC, Inc. ("SEEC" or the "Company") provides integrated solutions for transforming existing technology infrastructure to a transaction oriented Web-centric environment. Our solutions transform custom mainframe-based software applications into scalable, componentized Internet-enabled systems. With its flexible architecture, scalability and short time to deployment, we believe that we have developed the most comprehensive solution available in the market today. Our solution addresses the full range of system understanding, business rule mining, composite applications and Web-enablement. Our products externalize the legacy system business logic - a critical step in e-business transformation for every company with valuable business rules locked in mainframe computers.

    The rapid and pervasive adoption of Web-based applications and deployment of distributed software infrastructure for applications such as B2B e-commerce, supply chain planning, logistics and enterprise resource planning (ERP) has necessitated the enterprise's drive toward Web-enabling mission-critical data from legacy systems. Our products provide a new alternative to "build vs. buy" for these e-business initiatives. Our component templates, thin-client development expertise and domain knowledge allow for quick development of e-business applications integrating legacy and e-business processes. Our solutions focus on preserving the competitive advantages inherent in current financial, customer service and industrial systems.

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

COMPARISON OF THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999

    The following section includes information related to changes in SEEC's Consolidated Statements of Operations. References to the third quarter of fiscal 2001 and to the third quarter of fiscal 2000 refer to the three months ended December 31, 2000 and December 31, 1999, respectively.

    REVENUES. Total revenues for the third quarter of fiscal 2001 were $588,000 compared to $1,558,000 for the third quarter of fiscal 2000, a decrease of $970,000 or 62%. For the nine months ended December 31, 2000, total revenues were $2,441,000 compared to $5,293,000 for the nine months ended December 31, 1999, a decrease of $2,852,000 or 54%. The decrease resulted from the almost complete elimination of demand for year 2000 solutions immediately following December 31, 1999. Since that date, substantially all of our revenues have been generated from sales of our Web-enablement and legacy system transformation solutions (collectively, "e-business" solutions), including those revenues in the quarter and nine-month period ended December 31, 2000. Most of our revenues in the quarter and nine-month period ended December 31, 1999 were derived from sales of year 2000 products and solutions.

    Software license and maintenance fees were $459,000 for the third quarter of fiscal 2001 compared to $647,000 for the third quarter of fiscal 2000, a decrease of $188,000 or 29%. For the nine months ended December 31, 2000, software license and maintenance fees were $1,766,000 compared to $3,159,000 for the nine months ended December 31, 1999, a decrease of $1,393,000 or 44%. Professional services revenues were $129,000 for the third quarter of fiscal 2001 compared to $911,000 for the third quarter of fiscal 2000, a decrease of $782,000 or 86%. For the nine months ended December 31, 2000, professional services revenues were $675,000 compared to $2,135,000 for the nine months ended December 31, 1999, a decrease of $1,460,000 or 68%. These decreases were primarily the result of the decline in demand for year 2000 solutions, as described above, and that decline was only partially offset by revenues from e-business products and services in the current periods.

    COST OF REVENUES. Total cost of revenues was $368,000 for the third quarter of fiscal 2001 compared to $561,000 for the third quarter of fiscal 2000, a decrease of $193,000 or 34%. For the nine months ended December 31, 2000, total cost of revenues was $1,182,000 compared to $1,764,000 for the nine months ended December 31, 1999, a decrease of $582,000 or 33%. The decrease in the total cost of revenues corresponds to the decreases in revenues, as discussed above. Due primarily to the costs incurred for under-utilized professional staff, total costs of revenues did not decrease as much as total revenues in terms of percentage changes between periods.

    Cost of software license and maintenance fees includes the expenses for providing customer support services, royalties, third-party software sold, and, to a lesser degree, the expenses of media, manuals, duplication and shipping related to sales of certain of our software products. Customer support services ("maintenance") include telephone or online (Internet) technical assistance and periodic software upgrades, provided to customers who have purchased maintenance in conjunction with a software license purchases. Cost of software license and maintenance fees was $124,000 for the third quarter of fiscal 2001 compared to $132,000 for the third quarter of fiscal 2000, a decrease of $8,000 or 6%. For the nine months ended December 31, 2000, cost of software license and maintenance fees were $333,000 compared to $438,000 for the nine months ended December 31, 1999, a decrease of $105,000 or 24%. Costs in the nine-month period of fiscal 2000 included a royalty charge for third-party software sold, a cost not incurred in fiscal 2001.

    Professional services costs consist primarily of compensation and related benefits, and travel and equipment for Company personnel responsible for providing consulting and training services to customers. Costs of temporary or subcontracted labor may also be included, if such labor is required to meet the demands of providing services. Professional services costs were $245,000 for the third quarter of fiscal 2001 compared to $430,000 for the third quarter of fiscal 2000, a decrease of $185,000 or 43%. For the nine months ended December 31, 2000, professional services costs were $849,000 compared to $1,326,000 for the nine months ended December 31, 1999, a decrease of $477,000 or 36%. Due to the costs incurred for under-utilized professional staff, total costs of revenues did not decrease as much as total revenues in terms of percentage changes between periods.

    GROSS MARGINS. Total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 37% and 52% for the three- and nine-month periods ended December 31, 2000 compared to 64% and 67% for the three- and nine-month periods ended December 31, 1999, respectively. Gross margin percentages were 73% and 80% for software license and maintenance fees, and (90)% and 53% for professional services for the third quarters of fiscal 2001 and 2000, respectively. Gross margin percentages were 81% and 86% for software license and maintenance fees, and (26)% and 38% for professional services for the nine-month periods ended December 31, 2000 and 1999, respectively. The gross margin percentages for software license and maintenance fees are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. The gross margin percentages for professional services vary depending on the utilization rates for billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentages for the fiscal 2001 periods were lower than the gross margin percentage for fiscal 2000 periods due to decreased utilization rates of our billable consultants.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $562,000 for the third quarter of fiscal 2001 compared to $591,000 for the third quarter of fiscal 2000, a decrease of $29,000 or 5%. This decrease is attributable to the closing of our Munich, Germany office in December 1999, at the end of the fiscal 2000 third quarter. For the nine months ended December 31, 2000, general and administrative expenses were $1,801,000, compared to $1,682,000 for the nine months ended December 31, 1999, an increase of $119,000 or 7%. This increase was primarily due to increased professional consultant fees, and the general and administrative costs of Mozart Systems Corporation ("Mozart"), which was acquired in the second quarter of fiscal 2000. The increase in expenses was partially offset by our efforts to reduce general expenses, including the closing of our Munich office mentioned above.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, trade shows, and other promotional activities. Sales and marketing expenses were $1,011,000 for the third quarter of fiscal 2001 compared to $1,323,000 for the third quarter of fiscal 2000, a decrease of $312,000 or 24%. For the nine months ended December 31, 2000, sales and marketing expenses were $3,475,000 compared to $4,121,000 for the nine months ended December 31, 1999, a decrease of $646,000 or 16%. The decreases are primarily due to lower marketing expenditures, to changes in the sales organization, and also to a decrease in sales commissions expenses commensurate with the reduction in reported revenues between the comparable periods. In fiscal 2000 we incurred higher expenses for advertising and promotion in conjunction with the launch of our e-business solutions. The sales organization was restructured after the third quarter of fiscal 2000. The resultant cost reductions are reflected in the fiscal 2001 periods.

    RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $431,000 for the third quarter of fiscal 2001, compared to $447,000 for the third quarter of fiscal 2000, a decrease of $16,000 or 4%. For the nine months ended December 31, 2000, expenditures for research and development were $1,304,000 compared to $1,305,000 for the nine months ended December 31, 1999, a decrease of $1,000 or less than 1%. These nominal decreases are primarily the result of the elimination of special incentive compensation payments for certain personnel, offset to a large extent by normal salary adjustments for all R&D personnel.

      AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are amortized over their estimated useful lives of five to seven years. In the third quarter of fiscal 2001, amortization of goodwill and other intangible assets amounted to $141,000 compared to $136,000 for the third quarter of fiscal 2000, an increase of $5,000 or 4%. For the nine months ended December 31, 2000, amortization expense was $422,000 compared to $274,000 for the nine months ended December 31, 1999, an increase of $148,000 or 54%. These increase are attributable to amortization of intangible assets added with the August 1999 acquisition of Mozart.

      ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The Company recorded a one-time charge of $531,000 in the second quarter of fiscal 2000 in connection with the acquisition of Mozart. The value of acquired research and development projects is charged to expense when, in management's opinion, the projects have not reached technological feasibility and have no probable alternative future use. We did not acquire any in-process research and development costs in the nine months ended December 31, 2000.

    NET INTEREST INCOME. Net interest income consists principally of interest income on cash equivalents and short-term investments, which are comprised primarily of money market funds and high-grade bonds and bond funds with average maturities of less than two years. Net interest income was $343,000 for the third quarter of fiscal 2001 compared to $358,000 for the third quarter of fiscal 2000, a decrease of $15,000 or 4%. For the nine months ended December 31, 2000, net interest income was $1,049,000 compared to $1,076,000 for the nine months ended December 31, 1999, a decrease of $27,000 or 3%. Despite the positive impact of higher average interest rates on invested cash, the combination of the negative impact of the decrease in cash balances and, to a lesser extent, the realized losses on sales of short-term bond investments, reduced net interest income between the quarterly and nine-month periods. Cash balances have been used for the Mozart acquisition, to fund operations, and for stock repurchases.

    INCOME TAXES. In fiscal 2001 and 2000, the Company calculated a net deferred tax asset, which was fully offset in fiscal 2001 and partially offset in fiscal 2000 by a valuation allowance due to the uncertainty of realization of our net operating loss carryforwards. As a result, no provision for income taxes was recorded in the quarter or nine months ended December 31, 2000. Income tax benefits of ($90,000) and ($355,000) were recorded for the quarter and nine months ended December 31, 1999, respectively. At March 31, 2000, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $3,689,000 and $5,075,000, respectively. The carryforwards expire at various times from March 31, 2006 to March 31, 2015. Certain changes in SEEC's ownership could result in an annual limitation on the amount of carryforwards that may be utilized.

LIQUIDITY AND CAPITAL RESOURCES

    We have funded our operations primarily through sales of equity securities and through cash flows from operations. In fiscal 1997 and 1998, we raised approximately $32.1 million, net of expenses, through public offerings totaling
3.1 million shares of the Company's Common Stock.

    At December 31, 2000, we had cash, cash equivalents, and short-term investments of $21.5 million and working capital of $21.1 million. Excess cash has been invested, and we expect that it will continue to be invested, in interest-bearing investment grade securities and money market funds. Cash has been used primarily to fund general operations, including ongoing research and development, to purchase property and equipment, to fund two acquisitions, and to purchase Company Common Stock under the Stock Repurchase Program described in Note 3 to the Unaudited Consolidated Financial Statements. We used $4.4 million for operating activities in the nine months ended December 31, 2000, compared to $1.8 million used for operating activities in the nine months ended December 31, 1999. We used $98,000 and $217,000 to purchase property and equipment, net of proceeds from disposals, in the nine months ended December 31, 2000 and 1999, respectively. We generated $3.4 million in cash and cash equivalents from sales of short-term investments, net of purchases, in the nine months ended December 31, 2000, compared to $629,000 generated in the nine months ended December 31, 1999. We used $339,000 and $135,000 for stock repurchases in the nine months ended December 31, 2000 and 1999, respectively.

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

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5. OTHER INFORMATION

    Effective February 2, 2001, the Company entered into a new employment agreement with Alan Parnass, Vice President of Web Solutions. The agreement is filed herewith.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

    The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

      EXHIBIT
        NO.                            DESCRIPTION
      -------                          -----------
      2.1 (5)   Agreement and Plan of Merger dated July 16, 1999 between the
                Registrant and Mozart Systems Corporation.
      3.1 (1)   The Registrant's Amended and Restated Articles of Incorporation.
      3.2 (1)   The Registrant's Amended and Restated Bylaws.
     10.1 (1)   SEEC, Inc. 1994 Stock Option Plan.
     10.2 (1)   Registration Rights Agreement dated as of August 15, 1996
                among the Registrant and certain of its shareholders.
     10.3 (1)   Agreement dated July 16, 1996 between the Registrant and
                Raj Reddy.
     10.4 (2)   SEEC, Inc. 1997 Stock Option Plan.
     10.5 (4)   Asset Purchase Agreement dated August 7, 1998, between the
                Registrant and ERA.
     10.6 (3)   SEEC, Inc. 1998 Employee Stock Purchase Plan.
     10.7 (5)   Employment Agreement dated August 3, 1999 between Mozart Systems
                Corporation and Alan P. Parnass.
     10.8 (5)   Non-Competition Agreement dated August 3, 1999 between Mozart
                Systems Corporation and Alan P. and Kim I. Parnass.
     10.9 (6)   Agreement and Release dated March 7, 2000 between the Registrant and Allen Gart.
     10.10(6)   Employment Agreement dated March 10, 2000 between the Registrant and Ravindra Koka.
     10.11(6)   Employment Agreement dated March 10, 2000 between the Registrant and John D. Godfrey.
     10.12(6)   Employment Agreement dated March 10, 2000 between the Registrant and Richard J. Goldbach.
     10.13(7)   Agreement dated September 22, 2000 between the Registrant and
                Alan Parnass.
     10.14      Employment Agreement dated February 2, 2001 between the
                Registrant and Alan  Parnass.
     21.1 (6)   Subsidiaries of the Company.
----------

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

    (3) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-62149.

    (4) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 0-21985.

    (5) Incorporated by reference to the Company's Report on Form 8-K dated August 4, 1999, File No. 0-21985.

    (6) Incorporated by reference to Exhibits to the Company's Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 0-21985.

    (7) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-54366.


(B)   REPORTS ON FORM 8-K:

         DATE OF THE REPORT                   SUBJECT OF THE REPORT
         ------------------                   ---------------------
          November 9, 2000          Press release announcing the appointment of
                                    Dennis Yablonsky to the company's Board of Directors. The release also disclosed that Alan Parnass converted a cash bonus of $250,000 into 9,058 shares of SEEC common stock and 100,000 non-qualified stock options with an exercise price of $4.33 per share.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      SEEC, Inc.
                                            ----------------------------------
                                                     (Registrant)

Date:  February 13, 2001
                                        By:        /s/ RAVINDRA KOKA
                                            ----------------------------------
                                                     Ravindra Koka
                                              President, Chief Executive
                                                 Officer and Director

                                        By:     /s/ RICHARD J. GOLDBACH
                                            -----------------------------------
                                                   Richard J. Goldbach
                                            Treasurer, Chief Financial Officer,
                                                 and Assistant Secretary