Form 10-K
period 2001-03-31
SEEC INC
filed 2001-06-28
CIK 925524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001.
                                       or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from __________________ to ____________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [____]

     As of May 30, 2001, the aggregate market value of voting Common Stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $14,697,861 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

     The number of shares of the registrant's Common Stock outstanding as of the close of business on May 30, 2001 was 6,103,692.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of SEEC, Inc. (the "Company" or "SEEC") to be used in connection with the 2001 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SEEC, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   16
Item 3.     Legal Proceedings...........................................   16
Item 4.     Submission of Matters to a Vote of Security Holders.........   16

                                   PART II
Item 5.     Market for the Registrant's Common Equity and Related
            Shareholder Matters.........................................   17
Item 6.     Selected Financial Data.....................................   18
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   19
Item 7a.    Market Risk.................................................   26
Item 8.     Financial Statements and Supplementary Data.................   26
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   44

                                   PART III
Item 10.    Directors and Executive Officers of SEEC....................   45
Item 11.    Executive Compensation......................................   45
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   45
Item 13.    Certain Relationships and Related Transactions..............   45

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   45

SIGNATURES..............................................................   47

                                     PART I

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

GENERAL

     SEEC, Inc. (the "Company" or "SEEC") offers an integrated solution for building dynamic and flexible e-business applications by fully exploiting the ongoing value of existing systems. We define and build new systems using rule-based component development (following EJB and XML standards), business rule mining and reuse, plus flexible integration with current systems of record (individually or collectively, "e-business solutions"). Most large organizations have their current business policies and rules buried in inflexible application architectures that are expensive and time-consuming to change. These organizations increasingly need to gain or provide access to these systems through the Internet or intranets via more user-friendly methods and interfaces. We provide e-business solutions for enhancing and renewing these systems to a Web services architecture for easier integration with newer Web-based systems--allowing for disparate systems within an enterprise to communicate with each other. Our solutions include flexible methodologies, proven tools, and expert consulting services that have been utilized extensively by Fortune 1000 companies and similarly-sized organizations, and several leading international information technology ("IT") service providers. Through 1999, these organizations used our solutions extensively for year 2000 remediation and testing, legacy system maintenance, and legacy system reengineering. More recently, organizations are employing our solutions to automate their core business processes using a flexible, easy-to-change application architecture. Our tools, services and application components reduce the time and costs for enabling e-business solutions by leveraging and reusing business rules and existing systems of record in new Web-based composite applications.

     Our software products are derived primarily from and built upon our core technologies, which include source code analysis technology, business rule extraction and reuse, and automated component generation. Our ability to build upon an existing robust core technology affords us a unique level of flexibility and can significantly reduce time to market, a critical advantage when new industry trends emerge. Our products automate many of the procedures required for rapidly developing and deploying e-business solutions that are dynamic and are easy to change to meet new requirements. Our products analyze current business systems to extract business rules and functions for reuse in distributed component-based environments. Our solutions improve the efficiency and effectiveness of the development and maintenance of mission-critical business applications.

     Through a 1999 acquisition, we have added Web-enablement solutions that, together with our existing and planned products, bridge the gap between legacy systems and newer Web and component architectures. The acquired technology utilizes host-based solutions, providing advanced integration technology that includes screen mapping, screen recognition and change detection, connectivity, data access, and security. This technology develops and supports front-end applications and middleware that extend the life and value of existing host-based systems by integrating them with client/server architectures. Altogether, we offer technology through an integrated suite of software products and solutions that comprehensively addresses all aspects of legacy transformation and Web enablement.

INDUSTRY BACKGROUND

     Organizations are responding to new competitive demands by developing e-business processes providing improved efficiency, more flexibility to adapt to market changes, and the ability to buy, sell and collaborate with customers and business partners in real-time using the Internet. As one indicator of this trend, GartnerGroup, an industry analyst group, estimates that Internet-based business-to-business transactions will grow to $3.6 trillion by 2003, from $433 billion last year, resulting in cost savings, improved supply chain efficiency and other bottom-line benefits for companies.

     To capture these benefits, new Web-based systems need to make use of an organization's industry know-how, proven practices, and established business policies - their intellectual capital - much of which is incorporated in existing IT assets. For most large organizations, these existing assets are based on inflexible system architectures and complex application code. META Group, an independent research organization, estimates that 70 percent of the mission-critical information of the world's 2000 largest companies is based on these legacy systems.

     Rather than replacing these current systems in whole - which is costly, time-consuming, and risky - many companies are taking an evolutionary approach that reduces the cost and time for adding e-business capabilities, providing a faster return on investment. They are adding new e-business capabilities to existing systems, identifying core business systems that need to be moved to a Web architecture, and seeking to reuse existing functionality and data without massive change. This approach requires solutions for e-business application design and development, technology for uncovering and reusing the core intellectual capital that underlies complex legacy applications, and methods for accessing and integrating existing applications, databases and transaction systems as part of new e-business systems.

SEEC'S STRATEGY

     Our objective is to provide software solutions for building an application architecture that leverages the core intellectual capital of an enterprise for introducing innovative products and reacting to rapid change in the market.

     Enhance and Expand Leadership in Enterprise Solutions. We intend to continue to enhance and expand our offerings of enterprise solutions. This includes the enhancement of our core technologies, solution methodologies, and software products to provide additional automation, functionality and cost savings to our customers. Our core technologies allow us to efficiently introduce new software products that can be integrated with new or existing enterprise solutions. We are introducing solutions in vertical industries, including insurance, healthcare and manufacturing, and we intend to enhance or develop solutions to address other vertical market opportunities and to acquire technologies or assets that are complementary to our current line of products, services, and solutions.

     Strategic Account Focus. We are focusing our sales and marketing activities to penetrate specific vertical markets. We intend to develop solutions that solve specific business problems within these accounts and build a close working relationship with these companies. We believe that these efforts will lead to additional opportunities to provide enterprise solutions to these customers. Also, our customer base may be expanded through the acquisition of other operating companies that have concentration in specific vertical markets.

     Leverage Service Provider Partners. We currently have relationships with "Service Provider" partners, which include system integrators, independent software vendors and specialized consulting companies. These relationships provide us access to the service provider's customer base and sales infrastructure to market our products and solutions.

     Provide Solutions with Broad Market Appeal. We developed our enterprise solutions to be cost effective, flexible and scalable. As a result, our enterprise solutions appeal to a wide range of Fortune 1000 organizations with a variety of e-business requirements, and to a broad range of third-party service providers and system integrators. We intend to capitalize on these opportunities by marketing and selling our products through a broad range of distribution channels, including direct sales to end users, direct sales to service providers and system integrators, and indirect sales through distributors.

SEEC ENTERPRISE SOLUTIONS

     SEEC Mosaic eSolutions. SEEC Mosaic eSolutions are e-business software solutions delivered by expert development teams using our proprietary application development kit, SEEC Mosaic Studio. We build and implement large-scale enterprise applications using a rule-based component development process, business rule mining technology and a Web services application architecture providing flexible integration with current IT systems. Our unique approach allows us to build these new e-business systems faster and at less cost than other, more traditional approaches. The resulting applications are more flexible, offer a lower long-term cost of ownership, and support new means of business-to-business collaboration utilizing integration technologies based on XML (eXtensible Markup Language) standards. Our key technologies and capabilities are outlined below.

     - Web Services Framework. SEEC's Web Services Framework enables collaborative business processes through the use of XML technologies in building dynamic, highly distributed applications that integrate with existing information systems. A Web service is an application component or program that incorporates XML and related messaging technologies - SOAP (Simple Object Access Protocol), UDDI (Universal Description, Discovery and Integration), and WSDL (Web Services Description Language)
       - to register, locate and communicate with other Web services over the Internet. In effect, Web services allow us to build applications that span previously-unconnected systems and organizations.

     - Business Rules Development. SEEC's business rules-based development approach allows us to identify the mission-critical business logic that underlies an application and store it separate from the software code. This reduces the time for initial application design and development, and enables rapid application change. The Mosaic Studio development kit allows developers to apply existing business rules - stored in our RuleBase - by building new application components and/or by using a third party rules engine. Mosaic Studio also automates the difficult and time-consuming process of mining rules from existing applications and categorizing the rules in a widely accepted industry format. This rule mining process is an essential step in designing new applications that accurately reflect key organizational policies and business practices.

     - Business and Integration Components. SEEC Mosaic Studio also provides tools for designing and developing large-scale component applications. We map existing systems, processes, data structures and business rules to a new application model and automate the construction of new business and integration components. SEEC's Business Components are Enterprise JavaBeans(TM) ("EJB") that incorporate business rules from the SEEC RuleBase. The Business Components can work in coordination with a third party business rules engine to maximize application flexibility. SEEC's Integration Components are Java or COM+ components that provide access to and integration of existing applications, data sources and back-end transaction systems.

     SEEC Industry Solutions. SEEC's Industry Solutions are built around customizable components for key vertical markets that accelerate the delivery of new e-business capabilities. Our initial industry solutions are targeted for insurance and healthcare providers, and we are developing others in cooperation with customers and partners. Each solution includes function-specific application components and activation services that leverage our business rule mining and component development technologies to deliver customized applications at a fraction of the cost of purchasing application packages or building custom applications from the ground up. These industry solutions offer customers a rapid and cost-effective method to develop e-business applications that span multiple business processes, IT systems and organizations.

     - SEEC's Insurance Solution enables property, casualty, life and health insurance carriers to rapidly deploy flexible underwriting, policy and claims applications that can be accessed via the Internet by agents, customers and/or business partners. These new applications also consolidate and integrate disparate back-end systems in a flexible Web services application architecture, improving customer service and agent productivity, and creating new sales opportunities and operating efficiencies.

     - SEEC's Active Integration Solution for Healthcare allows hospitals, HMOs and health plans to consolidate and securely access patient information that traditionally resides in multiple, disconnected information systems. Patient care and the accuracy of medical documentation are improved without requiring massive retraining or system replacement. The Active Integration Solution was developed in cooperation with SeeBeyond, a SEEC Technology Partner, which resells the solution to its healthcare customers.

     The following solutions are currently in development:

     - SEEC's Customer Integration Solution for Call Centers and eCRM for Financial Services, Telecommunications, and Utilities is a customer contact center solution that integrates real-time customer transaction information from back-end systems with CRM, workflow and Web-enabled call center technologies. This solution provides a unified real-time view of customer information across multiple back-end systems and contact channels, simplifying customer relationship management and e-business application development.

     - SEEC's Order Management Solution provides manufacturers, distributors, importers and their customers a unified, real-time view of order status in a Web application that combines information on orders, materials, finished goods and shipping from multiple back-end systems. The solution helps customers reduce product lead times, maximize sales, increase inventory turns, and reduce cancellations, returns and overstock.

SEEC SOFTWARE PRODUCTS

     Our enterprise solutions incorporate a range of proprietary software products for legacy system transformation that are integrated with our enterprise solutions or provided as stand-alone products, allowing customers to meet specific legacy system transformation needs. Our primary software product line is based on our core technologies, which provide a broad range of capabilities to address various legacy system transformation requirements. Our Web-enablement software products support front-end applications and middleware that extend the life and value of existing host-based systems by integrating them with client/server architecture. Our middleware software is unique in that our core proprietary technology can be applied to generate Windows and HTML/Java interfaces, or provide the middleware between existing front-ends and a host application. Our products have been designed to be easy to use and learn, allowing customers to rapidly train technical personnel and reduce training costs. Our products operate in a PC-based environment and are available in versions for Windows 95(R), Windows 98(R), and Windows NT(R).

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

     SEEC Mosaic Studio. SEEC Mosaic Studio is a suite of legacy integration and transformation tools that let large organizations access and reuse their current applications and transaction systems in new e-business processes. Our unique approach focuses on developing composite e-business applications that combine the best of Web technologies and mainframe-based systems, including the business rules that run the brick-and-mortar business. Mosaic Studio provides automated mining of business rules from legacy applications, rapid Web-enablement and e-business integration, and component- and business rule-based application development. The software products described below are the components of SEEC Mosaic Studio. These products are built on SEEC's core source code analysis technology, and were sold and distributed in various combinations and as stand-alone products prior to fiscal 2001.

     The Application Analyst feature of SEEC Mosaic Studio facilitates understanding of the business intent of complex COBOL applications for the planning and implementation of legacy transformation projects. This is accomplished by mining business rules embedded in legacy applications, generating system documentation and graphical views illustrating the structure, function, and interrelationships among application elements, and segmenting applications into logical work units for project planning and transformation purposes. Application Analyst features an object-oriented interface that allows drill-down property dialogs and context menus, business rule mining, data model displays for database definitions, graphical CRUD display, and CICS control flow display. Other features include program source display and annotation facilities, structure chart and logic displays, selective views, code walkthroughs, cross-reference displays, and display screens.

     SEEC Mosaic Studio's Application Designer facility is used in conjunction with the Application Analyst to recover the data model of COBOL applications using standard Object Modeling Techniques (OMT). The data model is populated with legacy entities, attributes, and methods linked to the physical definitions of the items in the Application Dictionary. Application Designer features object recovery from existing COBOL applications and model validation. Application Designer provides links between each method and the method implementation, and enables the addition of new properties for the attributes of a class and association, such as uniqueness and value constraints. It can generate DDL (Data Definition Language) for the object model and export data to Rational Rose(TM) or ERWin(TM).

     SEEC Mosaic Studio includes a Component Generator that automatically creates SEEC DataBeans (EJB and also non-EJB components) that enable access and manipulation of existing databases (DB2, IMS, VSAM, Oracle, SQL Server). Each SEEC DataBean corresponds to an entity or a group of related entities as a composite DataBean in the legacy data model built with the Application Designer feature. SEEC DataBeans are deployed on a SEEC Mosaic Server on any EJB application server (such as BEA WebLogic(TM) or IBM WebSphere(TM)). The Component Generator enables interactive creation of database definitions through import from the Application Analyst and Application Designer, or by importing schema definitions from relational database systems. SEEC DataBeans allow for access and manipulation of the legacy database and provide a security framework to govern access and transaction control. The Component Generator can be deployed on any J2EE-compliant EJB server, which provides component management and organization, and additional security.

     SEEC Mosaic Studio supports all COBOL dialects on the following legacy platforms:

                                                           IBM MVS
                                    ----------------------------------------------    Unisys A     Unisys
                                    DB2     IMS/DB      VSAM     ADABAS       IDMS     Series       2200       HP        VAX
                                    ---     ------      ----     ------       ----     ------       ----       --        ---
Application Analyst...........       X        X          X          X           X         X           X         X          X
Application Designer..........       X        X          X          X           X         X           X         X          X
Component Generator...........       X        X          X        SAG          --        --          --        --         --

---------------
SAG = Rely on connectors provided by Software AG.

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

TRAINING, CONSULTING, AND SERVICES

     We offer consulting services and training to help customers plan and execute their projects, including end-to-end project services and project management services, depending on customer requirements. Our business consultants and regional sales managers focus on customer needs and problems, while execution is typically handled by project consultants based in the technical resource centers in Pittsburgh, London, and Hyderabad, India. The services are provided either on-site or off-site, depending upon the nature of the project. Service engagements are offered on a fixed-price or on a time-and-materials basis.

     SEEC Mosaic Services. SEEC Mosaic Services provide a wide range of assistance to our customers, whether their goal is to quickly Web-enable a critical legacy application, to integrate multiple back-end applications, or to fully transform a mainframe system to a component-based e-business architecture.

     - Custom Adapter Development. Legacy mainframe applications account for 70 percent of the mission-critical data and transaction capabilities in Global 2000 companies. As a result, legacy integration is often an integral part of these companies' long-term e-business integration strategies. To accomplish this, adapters to each legacy application must be hand crafted, a time-consuming and costly task. Further, legacy applications are typically poorly documented and understood. Consequently, legacy integration obstacles often inhibit enterprise application integration ("EAI") implementations. SEEC offers a better alternative for fast, effective custom adapter development and implementation in any EAI environment. Our application and domain consultants can quickly pinpoint the optimal integration points to legacy systems, and, using SEEC Mosaic Studio, generate custom adapters to integrate the targeted transaction, database or business logic. Our extensive knowledge of mainframe applications and vertical industries like healthcare, insurance, financial services and telecommunications can help speed development and implementation of the SEEC adapters.

     - Web-Enablement Services. Web-enablement of legacy applications provides a cost-effective means to extend valuable legacy applications to the Web. Our consultants apply SEEC Mosaic Studio and the SEEC Mosaic methodologies in developing Web applications that reuse existing legacy databases and business logic. SEEC's Web-enablement services include interface and workflow redesign, rich portal development with legacy integration, and legacy-to-Web integration.

     - Legacy Extension Services. SEEC's Legacy Extension Services accelerate e-business system development by reusing legacy business rules, transactions and data in new Web-based applications under three alternative approaches: (1) Interface and Workflow Redesign--When time is of the essence, our consultants can build a thin-client Web interface to legacy applications and reengineer the front-end workflow without touching the legacy code, often in a matter of weeks. The Web clients can access the legacy system via popular Web servers running on Windows NT or a variety of UNIX systems. (2) Rich Portal Development with Legacy Integration--Many organizations need to give users access to multiple back-end applications using a single Web portal. SEEC's Web consultants can plan, develop and implement the corporate portal, making legacy access and integration an integral part of the project, not an afterthought. (3) Legacy Application Integration--If legacy integration is one part of a larger e-business application, SEEC's services team can build an elegant, reusable component interface to the legacy database. We identify the database entities needed to access and generate a SEEC Data Bean - a fully-documented data access component written as an EJB.

     - Business Rule Mining Services. Our Business Rule Mining Services can help improve legacy application flexibility and reduce ongoing application maintenance costs, harmonize and/or integrate multiple systems, and assess current systems prior to replacement with packages or new development. Our consultants use SEEC Mosaic Studio and SEEC Mosaic methodologies to completely reverse-engineer the data and process models that underlie the customer's legacy code, and identify and extract all relevant business rules associated with the applications. These services generate comprehensive system documentation, including graphical views of data dependencies and interrelationships, and a record of current business logic traceable to specific lines of code in the system. This business rule documentation becomes a vital corporate asset in itself, and can be used in new system development, migration to ERP/CRM or other products, or in revitalizing an existing system. The recovered data model and business rules are in a format that can be exported and reused in a number of different forward-engineering tools. This information can also be used with SEEC Mosaic Studio to more efficiently maintain and enhance current mainframe applications, before or while they are extended or transformed.

     - Component Development Services. Our Component Development Services include key elements of each of our other services and adds application component development and deployment. Using the SEEC Mosaic Studio and SEEC Mosaic methodologies, our services team documents the customer's existing system (including the data and process models), extracts all relevant business rules from the legacy code, and plans and implements the redevelopment of the system in an EJB-based component architecture. Rather than replacing the customer's existing system, our approach focuses on reusing and re-implementing valuable business and database logic in a more flexible and scalable system with less risk and at a fraction of the time and cost of package replacement or custom development. The process is applicable to migrating a single application or an entire legacy system (including databases) to a new e-business architecture.

     Training Services. We offer a variety of courses to train customers in applying SEEC's software products and methodologies, whether the goal is to quickly Web-enable a single legacy application, to consolidate multiple back-end systems, or to fully transform a mainframe system to a component-based e-business architecture. Our training courses allow application developers to achieve rapid component and thin-client application development and deployment using SEEC Mosaic Studio.

CUSTOMER SUPPORT AND MAINTENANCE

     We offer customer support and maintenance for each of our products, which entitles the customer to receive technical support and advice, including problem resolution services, installation assistance, error corrections and any product upgrades and enhancements released during the maintenance period. Our standard license agreement does not require us to provide maintenance for any period of time and does not provide express or implied warranties for our product software. Maintenance and support services are provided primarily by telephone or by e-mail from our offices in or near Pittsburgh, London, and Hyderabad, India.

CUSTOMERS

     Our products and services are used by information systems departments of Fortune 1000 companies and similarly-sized business and governmental organizations, and by third-party service providers. Following is a partial list of service providers and customers that have purchased products and/or services from SEEC:

IT Service Providers               Insurance                                        Banking and Finance
--------------------               ---------                                        -------------------
Advanced Computer Technology       Canada Life Ltd.                                 Citibank, N.A.
Aquaregia Technologies (P)         Chubb Group of Insurance Cos.                    Datamec, S.A.
   Ltd.                            Equitable Life Assurance                         Farm Credit Corp. Canada
CGI Group Inc.                     Heritage Mutual Insurance Co.                    Navy Federal Credit Union
Cognizant Technology               Homesteaders Life Co.                            Royal Bank of Scotland
   Solutions                       Nationwide Mutual Insurance Company              State Bank of Hyderabad
Computer Sciences Corp.            Ohio Farmers Insurance Co                        UNIK C & C Co.
CyberTech Systems, Inc.            PEMCO Corp.
Hexaware Technologies Ltd.         Regie De L'Assurance-Maladie du Quebec           Utilities and Telecommunications
Infosys Technologies, Ltd.         Transamerica Occidental Life Insurance Co.       --------------------------------
Lost Wax                           Western Southern Life Insurance Co.              BT Ignite Solutions
Mahindra British Telecom                                                            Nicor, Inc.
   Ltd.                            Government and Education                         Pacific Gas & Electric Co.
Milestone Technology, Inc.         ------------------------                         Southwest Gas Corporation
Ramco Systems Limited              Defense Finance and Accounting Service           WorldCom, Inc.
Satyam Computer Services,          Department of the Army
   Ltd.                            General Services Administration of the USA       Manufacturing and Retail
Silverline Technologies Ltd.       National Agricultural Co-Op Fund (Korea)         ------------------------
SRA International, Inc.            State of Michigan                                Faith Footwear Ltd.
Transys Technologies Corp.         Temple University                                Longs Drug Stores, Inc.
Unisys Corporation                                                                  Sharp Electronics, Inc.

Services and Health Care
------------------------
Kaleida Health System
New York-Presbyterian
   Hospital

     Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. In fiscal 2001, while no single customer accounted for more than 10% of our revenues, ten customers represented approximately 50% of our revenues. In fiscal 2000, Silverline Industries, Inc. accounted for 13% of our total revenues, and nine customers represented approximately 50% of our revenues. In fiscal 1999, Unisys Corporation accounted for 12% of our total revenues, and nine customers represented approximately 50% of our revenues.

ACQUISITIONS

     Mozart Systems Corporation. On August 4, 1999, we acquired all of the outstanding shares of capital stock of Mozart Systems Corporation ("Mozart") pursuant to an Agreement and Plan of Merger by and between SEEC and Mozart dated July 16, 1999. Mozart developed and sold Web-enablement products for rapid implementation of e-business applications. SEEC Delaware, Inc. ("SEEC Delaware") was formed as a wholly-owned subsidiary of SEEC, Inc. to effect the transaction. Upon the closing of the transaction, SEEC Delaware was merged with and into Mozart, and all existing shares of Mozart capital stock were canceled. Upon the cancellation of the former Mozart capital stock, each share of SEEC Delaware Common Stock was converted to one share of Mozart Common Stock, and Mozart became a wholly-owned subsidiary of SEEC, Inc. SEEC Delaware was concurrently dissolved.

     We paid an aggregate purchase price of approximately $3.5 million, of which approximately $2.2 million was paid in cash from existing cash balances, and $1.0 million was paid in the form of 222,222 unregistered shares of SEEC Common Stock, with the balance related to acquisition costs and assumed liabilities.

     ERA Software Systems Private Limited. ERA Software Systems Private Limited ("ERA"), an Indian software development company, provided us research and development services since our inception in 1988. ERA also served as the distributor of our products in India and other markets. On February 27, 1998, SEEC and ERA entered into an agreement whereby ERA transferred its distribution rights for SEEC products, plus certain fixed assets and 30 ERA employees engaged in SEEC-related research and development, sales and administration, to SEEC for a net consideration of $1,041,000. The acquisition was effective at the close of business on February 28, 1998, and SEEC assumed control of and responsibility for product distribution and development efforts. Final closing of the acquisition took place during the second quarter of fiscal 1999. At closing, $1,036,000 in cash, and other consideration valued at $5,000, were remitted to ERA. SEEC Technologies Asia Private Limited ("SEEC Asia") was formed as a wholly-owned subsidiary of SEEC to effect the acquisition and to hold and manage the acquired rights, certain assets and SEEC-related product development projects. See "Business -- Research and Development."

SALES, MARKETING AND DISTRIBUTION

     We market and sell our products and services directly through our direct sales force and indirectly through our partners. To support our sales efforts, we utilize media advertising and direct mail campaigns supported by telemarketing and promotion through trade articles and trade shows. In addition, we enter into partnering arrangements with companies such as Satyam Computer Services, Ltd., SeeBeyond Technology Corp., and Unisys Corporation. These partners utilize our solutions and software products in connection with their system transformation engagements. We have granted several organizations the non-exclusive right to market our products. In North and South America, we sell and support our products and services from our Pittsburgh, Pennsylvania headquarters and our U.S. regional offices. Sales and support services are provided in Europe through our wholly-owned subsidiary, SEEC Europe Limited ("SEEC Europe"), based in London, England. We sell and support our products and services in the Asian and Pacific Rim markets through our wholly-owned subsidiary, SEEC Technologies Asia Private Limited ("SEEC Asia"), based in Hyderabad, India.

     As of March 31, 2001, we had 24 employees engaged in sales and marketing. Sales to customers outside of the United States represented 32%, 25%, and 27% of our total revenues in fiscal 2001, 2000, and 1999, respectively.

     We intend to continue to expand our sales and marketing efforts by hiring additional sales and marketing personnel and by entering into additional arrangements with partners and distributors. We also intend to enter into additional distribution, license and/or marketing agreements for our software products, particularly with service providers, systems integrators, and e-business infrastructure vendors. We are focused on leveraging our existing customer base to cross-sell other enterprise solutions and software products.

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

     We believe that the principal factors affecting competition in our markets include product performance and reliability, product functionality, ease of use, training, ability to respond to changing customer needs, quality of support, and price. Other than technical expertise, there are no significant proprietary or other barriers to entry that could prevent potential competitors from developing or acquiring similar software products or providing competing solutions in the market.

RESEARCH AND DEVELOPMENT

     We intend to continue to enhance our current products, and to develop, acquire, or license new products or technology to keep pace with evolving industry standards and technological developments, and to provide additional functionality to address changing customer needs. This may require, among other things, that we build interfaces with third-party products.

     In the latter half of fiscal 1998, we began to direct most of our research and development efforts towards adapting our core source code analysis technology to provide enterprise solutions. We have integrated Mozart's products and technology acquired in August 1999 to enhance and extend SEEC's core technology in several key areas. Natural extensions and applications of our core technology include legacy system transformation solutions for Web-enablement, data warehousing, and client/server migration. We believe that each of these solutions represents a significant market and revenue opportunity.

     As of March 31, 2001, we had 32 employees engaged in product development, including 17 employees of SEEC Asia. During fiscal 2001, 2000 and 1999, research and development expenditures were $1,799,000, $1,826,000, and $1,302,000, respectively. We anticipate that we will continue to commit substantial resources to research and development in the future.

INTELLECTUAL PROPERTY

     We rely on a combination of contractual provisions and copyright, trade secret and trademark laws to establish and protect our rights in our software products and proprietary technology. We protect the source code version of our products as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of our products, to reverse-engineer or otherwise obtain and use information that we regard as proprietary. We have no patents, and existing copyright and trade secret laws offer only limited protection. Certain provisions of our license and distribution agreements, including provisions protecting against unauthorized use, duplication, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions, and we are sometimes required to negotiate limits on these provisions. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We have been and may be required from time to time to enter into source code escrow agreements with certain customers and distributors, providing for release of source code in the event that we breach our support and maintenance obligations, file bankruptcy, or cease doing business.

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

     Accufind(R), AccuTest(R), Mozart(R), SEEC Application Analyst(R), SEEC Application Designer(R), and SEEC's name, logo, and the legends "Solutions for Maximizing Information Resources" and "Shaping e-Legacies into e-Business" are registered marks of the Company. Applications for U.S. and certain foreign registrations of the marks SEEC DataBean(TM), SEEC Re-engineering Workbench(TM), and SEEC Mosaic(TM) are pending.

EMPLOYEES

     As of March 31, 2001, we had 101 employees worldwide, including 24 in sales and marketing, 32 in research and development, 7 in customer support, 22 in professional services and 16 in corporate operations and administration. Our continued success will depend, in part, upon our ability to hire and retain key senior management and skilled technical, professional services and sales and marketing personnel. The market for qualified personnel has historically been, and we expect that it will continue to be, intensely competitive. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

     We have historically recognized a significant portion of our revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of a quarter. As a result, license fee revenue in any quarter is substantially dependent on orders booked and shipped in the last month and last week of that quarter. Further, our business is characterized by significant customer concentration and relatively large projects. We have historically operated with little or no backlog and, as a result, our revenues for a particular quarter are generally dependent on orders received during that quarter, including large orders. The failure to receive a large order in a given quarter could materially and adversely affect our operating results for that quarter. Our expenses are largely based upon anticipated revenue levels and planned projects, and in the short term, it is unlikely that we would be able to adjust spending to compensate for any unexpected shortfall in revenues. Accordingly, the timing of product shipments or delivery of services, or the level of progress on certain customer solution engagements, could cause variations in operating results from period to period and could result in quarterly losses if shipments are not made, if services delivery is delayed, or if sufficient progress is not achieved on customer solution engagements within the quarter anticipated. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Our ability to forecast future revenues is limited, and it is likely that in some future quarters, our operating results will be below the expectations of securities analysts and investors. In the event that operating results are below expectations, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to our business, operating results or financial condition, the price of our Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Uncertainty of Current and Future Demand for New Solutions. We are currently focusing our efforts on the marketing and sale of products and solutions for accelerating the development and deployment of e-business applications for specific industries, and for legacy transformation. e-Business products and solutions accounted for 100% and 35% of revenues in fiscal 2001 and 2000, respectively. Conversely, our now-discontinued year 2000 products and solutions accounted for 65% and 100% of revenues in fiscal 2000 and 1999, respectively. Total revenues have declined from $11.1 million in fiscal 1999 to $6.3 million in fiscal 2000 and $3.0 million in fiscal 2001 as we transitioned from year 2000 to e-business-related products and solutions offerings. Although we believe that the markets for our Mosaic Studio products and Mosaic eSolutions will grow significantly, there can be no assurance that these markets will develop to the extent that we anticipate. The lack of increased demand for such products and solutions or an increase in competition in the market for such products and solutions would have a material adverse effect on our operating results and financial condition. In order to achieve sustained growth, we must successfully market our new products and solutions. There can be no assurance that we will be successful in generating revenues sufficient to achieve profitable operations or sustained profitability.

     Ability to Manage Change and Rapid Growth. Over the last two fiscal years, we experienced significant changes in our business, such as the acquisition of Mozart Systems Corp., the development of new products and solutions, significant revenue fluctuation, and expansion and contraction of operations. These changes have placed, and are expected to continue to place, significant demands on our management, operational and financial resources. Also, we have realigned our direct sales force to focus on e-business solutions. The failure of the direct sales force to perform as anticipated and to achieve their sales goals, or any delay in achieving such goals, could have a material adverse effect on our business, operating results and financial condition. Our future growth, should it occur, may require us to manage a number of large projects in different geographic locations. There can be no assurance that we will be able to do so effectively. Our failure to do so could have a material adverse effect on our business, operating results and financial condition. In addition, the development of the market for products and solutions addressing e-business is uncertain, unpredictable and subject to rapid change. Our failure to respond to such changes and adapt our solutions and strategies accordingly could have a material adverse effect on our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

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

     Intense Competition. The market for our e-business software products and solutions is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products and solutions. Many of our competitors are more established, benefit from greater name recognition, and have substantially greater financial, technical and marketing resources than we do. Additionally, there can be no assurance that our competitors will not form joint ventures, business combinations or other strategic alliances and develop or offer comprehensive e-business solutions that further compete with our products and solutions. The announcement of such developments, prior to release, may cause potential customers to delay their purchasing decisions while they evaluate the new competitive products. Some of our current or potential competitors also serve as sales channels for our products and solutions and may elect to discontinue their sales efforts for our products or solutions, or to commence or increase their promotional and sales efforts for their own products and solutions. We believe that the principal factors affecting competition in our markets include product performance and reliability, product functionality, ease of use, training, ability to respond to changing customer needs, quality of support, and price. Other than technical expertise, there are no significant proprietary or other barriers to entry that could keep potential competitors from developing or acquiring similar products or providing competing solutions in our market.

     Our ability to compete successfully in the sale of e-business software products and solutions will depend in large part upon our ability to attract new customers, sell products and solutions, expand our direct sales force and our indirect sales and marketing channels, deliver and support product enhancements to our existing and new customers, and respond effectively to continuing technological change by developing new solutions and products. There can be no assurance that we will be able to compete successfully in the future, or that future competition for product sales and solutions or other competitive factors will not have a material adverse effect on our business, operating results and financial condition. See "Business -- Competition."

     Risks Related to Possible Acquisitions. We may acquire existing businesses, products, and technologies to enhance and expand our line of e-business software products and solutions, and to expand our customer base. Such acquisitions may be material in size and in scope. There can be no assurance that we will be able to identify, acquire, or profitably manage additional businesses or successfully integrate any acquired businesses into SEEC without substantial expenses, delays, or other operational or financial problems. Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in our markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, failure to retain key personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management's attention during the acquisition and integration process. Some or all of these special risks and factors may have a material adverse impact on our business, operating results, and financial condition. We do not have significant experience in the identification and management of acquisitions, and the success of our acquisition strategy will depend on the effective management of the foregoing risks and our ability to identify, complete, and integrate strategic acquisitions on favorable terms.

     Potential for Product Liability. Our e-business software products and solutions are often utilized to perform reengineering functions on mission-critical components of our customers' information systems. The programs and data contained in these systems are often necessary for the continuation of the customer's business and are critical to the operations and financial performance of the customer. Any failure of these systems could have a material adverse effect upon our customers and could result in a claim for substantial damages against us, regardless of our responsibility for such failure. In connection with the license of our products and the sale of our services, we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes or omissions. Despite this precaution, there can be no assurance that the limitations of liability set forth in our customer contracts would be enforceable or would otherwise protect us from liability for damages. Additionally, we maintain general liability insurance coverage with limits of $1 million per occurrence and $1 million aggregate coverage and excess liability insurance coverage with limits of $6 million per occurrence and $6 million aggregate coverage. However, there can be no assurance that such coverage will continue to be available on acceptable terms, or will be sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverages, or changes in our insurance policies, such as premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, operating results and financial condition.

     Risks Associated with Sales Channels. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales personnel and expanding the number of partners that utilize or market our products. Although we are currently investing, and plan to continue to invest, significant resources to develop and expand our direct sales force and expand our network of partners, we have at times experienced, and may continue to experience, difficulty in recruiting qualified personnel for our direct sales force and in entering into or maintaining relationships with partners. There can be no assurance that we will be able to maintain or successfully expand our direct sales force or network of partners, or that any such expansion will result in an increase in revenue. Any failure to expand our direct sales force or network of partners could have a material adverse effect on our business, operating results and financial condition. Our agreements with our partners are generally non-exclusive, and some may be terminated by either party without cause. Our partners are not within our control, are not obligated to purchase products from us, and may also offer their own product lines and solutions or represent or refer product lines or solutions offered by our competitors. There can be no assurance that these partners will continue their current relationships with us, or that they will not give higher priority to the sale or referral of other products or solutions, including products or solutions of our competitors. A reduction in sales efforts or discontinuance of sales or referrals of our products by partners could lead to reduced sales and could materially and adversely affect our business, operating results and financial condition. Some of our current or potential competitors also serve as sales channels for our solutions and may elect to discontinue their sales efforts for our products or solutions, or to commence or increase promotional and sales efforts for their own products and solutions.

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

     Reliance on Certain Relationships. We have established strategic relationships with a number of organizations that we believe are important to our worldwide sales, marketing and support activities. Our relationships with our partners such as Satyam Computer Services, Ltd., SeeBeyond Technology Corp., and Unisys Corporation expand the distribution of our products. There can be no assurance that our partners, many of which have significantly greater financial and marketing resources than we do, will not develop or market software products which compete with our products in the future, or will not otherwise discontinue their relationships with or support of us. Our failure to maintain our existing relationships or to establish new relationships in the future could have a material adverse effect on our business, operating results and financial condition.

     Dependence on Offshore Software Development. A significant element of our business strategy is to continue to leverage our investment in SEEC Asia. We believe that the use of this offshore software development center will provide us with a potential cost advantage over some of our competitors. In the past, India has experienced significant inflation and other economic difficulties and has been subject to significant currency fluctuations. The Indian government has exercised, and continues to exercise, significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have a material adverse effect on private sector entities. During the past several years, India's government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development industry. Certain of those benefits which have directly affected us include, among others, tax holidays, liberalized import and export duties, and preferential rules concerning foreign investment and repatriation. Notwithstanding these benefits, however, India's central and state governments remain significantly involved in the Indian economy as regulators. The elimination of any of these benefits could have a material adverse effect on our business, operating results and financial condition. Further, no assurance can be given that we will not be materially and adversely affected by future changes in inflation, interest rates, currency valuation, taxation, social stability or other political, economic or diplomatic developments in or affecting India. See "Business -- Research and Development."

     Risk of Doing Business in International Markets. In fiscal 2001, 2000, and 1999, 32%, 25%, and 27%, respectively, of our revenues were from international customers. We expect that international revenues will continue to account for a significant percentage of our revenues. We have operations in the United Kingdom and India, and may expand our operations in other international markets. As a result, we will be subject to a number of risks, including, among other things, difficulties in administering our business globally, managing foreign operations, currency fluctuation, restrictions against the repatriation of earnings, export requirements and restrictions, and multiple and possibly overlapping tax structures. In addition, we may from time to time experience a decrease in sales in certain foreign countries as a result of general economic conditions in such countries. These risks could have a material adverse effect on our business, operating results and financial condition. In addition, acceptance of our products in certain international markets may require exclusive, time-consuming and costly modifications to our products to localize the products for use in particular markets. Any earnings generated in countries other than the United States may be permanently invested outside the United

States, or may be subject to considerable taxation if repatriated to the United States. We may incur significant costs in foreign currencies to enhance our marketing, sales and distribution in other countries. Accordingly, as a result of currency fluctuations, the translation of foreign currencies into U.S. dollars for accounting purposes could adversely affect our operating results. Historically, our foreign currency translation adjustments have not been significant. See notes 4 and 11 to the Consolidated Financial Statements for additional information about foreign operations and export sales.

     Dependence on Key Personnel. Our success will depend, in part, upon our ability to hire and retain key senior management and skilled technical, professional services and sales and marketing personnel. In particular, our operations, including our strategic direction, sales, and research and development efforts, are dependent on Ravindra Koka, SEEC's President and Chief Executive Officer. Although we believe we will be able to hire qualified personnel, an inability to do so could materially and adversely affect our ability to market, sell, develop and enhance our enterprise solutions and products. The market for qualified personnel has historically been, and we expect that it will continue to be, intensely competitive, and the process of locating and hiring qualified personnel can be difficult, time-consuming and expensive. Specifically, the demand for experienced Java project managers and programmers is expected to continue to increase significantly over the next several years.

     Many of our IT professionals are citizens of countries other than the United States, with most of them working in the U.S. under H-1B temporary visas. Under current law, there is a statutory limit on new H-1B visas that may be issued in a given year. If we are unable to obtain H-1B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results, and financial condition could be materially and adversely affected. On October 17, 2000, the "American Competitiveness in the Twenty-First Century Act" (the "Act") was signed into law, and the annual H-1B visa quota for each of the years 2001, 2002 and 2003 was increased to 195,000. The annual quota reverts to 65,000 in fiscal year 2004. In addition, certain provisions of the Act make it likely that there will not be any H-1B "black out periods" as there have been in the past. However, the Act now permits permanent resident applicants to change employers under certain conditions, which could adversely impact employee retention rates among the Company's non-citizen/non-permanent resident consultants.

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

     Dependence on Proprietary Rights. Our success is heavily dependent upon our proprietary technology. We regard our enterprise solutions and software products as proprietary and attempt to protect them under a combination of copyright, trade secret and trademark laws, as well as by contractual restrictions on employees and third parties. Despite these precautions, it may be possible for unauthorized parties to copy our software or to reverse-engineer or otherwise obtain and use information we regard as proprietary. We have no patents, and existing trade secret and copyright laws provide only limited protection. Certain provisions of our license and distribution agreements, including "shrink-wrap" license agreements, which include provisions protecting against unauthorized use, duplication, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions, and we are sometimes required to negotiate limits on these provisions. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software exists, software piracy is expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. Certain third parties may have the right to be provided with access to the source code for certain of our products under a source code escrow agreement with safeguards. Such access to source code may increase the possibility of misappropriation or misuse of our software. Our close relationship with certain third-party service providers increases the risk that such providers may attempt to use our proprietary products and methodologies to develop their own solutions that compete with ours. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps that we have taken will be adequate to deter misappropriation of proprietary information, or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, our solutions depend, to a certain extent, on our ability to build interfaces with third-party software products, which are subject to the proprietary rights of such third parties. There can be no assurance that such third parties will continue to support or update such products, or that we will continue to have the access to such products necessary to offer the interfaces as a component of our solutions.

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

ITEM 2.  PROPERTIES

     Our principal administrative, research and development, customer support, and sales and marketing facilities are located in approximately 16,000 square feet of office space located in the greater Pittsburgh metropolitan area. The current lease agreement expires in February 2003. In addition, we lease office space located in or near San Francisco and Chicago. We also lease office space in London, England for our European operations and in Hyderabad, India for our Asian operations. We will continue to periodically assess our requirements regarding location, size, and types of facilities. We believe that we will be able to obtain suitable additional space as needed.

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

FISCAL YEARS ENDED MARCH 31,

                                                              HIGH      LOW
                                                             ------    -----
2000:
First quarter..............................................  $ 4.88    $3.50
Second quarter.............................................  $ 5.75    $3.25
Third quarter..............................................  $ 8.00    $3.00
Fourth quarter.............................................  $16.50    $5.03

2001:
First quarter..............................................  $13.13    $4.25
Second quarter.............................................  $ 5.50    $3.75
Third quarter..............................................  $ 4.13    $1.81
Fourth quarter.............................................  $ 4.06    $2.00

     As of May 4, 2001, there were approximately 2,400 beneficial owners of our Common Stock.

     We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently anticipate that we will retain future earnings, if any, to fund our operations.

ITEM 6.  SELECTED FINANCIAL DATA

                                                            YEAR ENDED MARCH 31,
                                               -----------------------------------------------
                                                2001      2000      1999      1998      1997
                                               -------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license and maintenance fees......  $ 2,262   $ 3,821   $ 7,936   $10,397   $ 1,242
  Professional services......................      783     2,495     3,162     2,019     1,381
                                               -------   -------   -------   -------   -------
          Total revenues.....................    3,045     6,316    11,098    12,416     2,623
                                               -------   -------   -------   -------   -------
Operating expenses:
  Cost of revenues:
     Software license and maintenance fees...      455       560       813     1,434       252
       Professional services.................    1,073     1,659     2,195     1,685       983
                                               -------   -------   -------   -------   -------
          Total cost of revenues.............    1,528     2,219     3,008     3,119     1,235
  General and administrative.................    2,268     2,472     2,307     1,753       442
  Sales and marketing........................    4,437     5,402     5,303     4,342       999
  Research and development...................    1,799     1,825     1,302     1,105       428
  Amortization of goodwill and other
     intangible assets.......................      559       446       155        --        --
  Write-down of impaired assets..............    2,092        --        --        --        --
  Acquired in-process research and
     development.............................       --       531        --        --        --
                                               -------   -------   -------   -------   -------
          Total operating expenses...........   12,683    12,895    12,075    10,319     3,104
                                               -------   -------   -------   -------   -------
Income (loss) from operations................   (9,638)   (6,579)     (977)    2,097      (481)
Interest and other income, net...............    1,307     1,455     1,608       778        85
                                               -------   -------   -------   -------   -------
Income (loss) before income taxes............   (8,331)   (5,124)      631     2,875      (396)
Income tax provision (benefit)...............       --      (395)      225       365        --
                                               -------   -------   -------   -------   -------
Net income (loss)............................  $(8,331)  $(4,729)  $   406   $ 2,510   $  (396)
                                               =======   =======   =======   =======   =======
Net income (loss) per common share:
  Basic......................................  $ (1.37)  $  (.79)  $   .07   $   .49   $  (.13)
  Diluted....................................  $ (1.37)  $  (.79)  $   .07   $   .46   $  (.13)
Weighted average number of common and common
  equivalent shares outstanding:
  Basic......................................    6,089     5,986     5,954     5,145     3,037
  Diluted....................................    6,089     5,986     6,122     5,417     3,037

                                                               AS OF MARCH 31,
                                               -----------------------------------------------
                                                2001      2000      1999      1998      1997
                                               -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments................................  $20,345   $26,202   $30,901   $30,829   $12,799
Working capital..............................   19,880    25,355    31,764    32,056    13,151
Total assets.................................   22,722    31,946    36,008    39,241    14,058
Total shareholders' equity...................   21,220    29,597    33,242    34,024    12,344

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OVERVIEW

     SEEC, Inc. (the "Company" or "SEEC") provides solutions for building flexible e-business applications while retaining and enhancing the ongoing value of our customers' existing systems. While taking full advantage of the benefits of current systems that continue to serve important business functions, we create composite e-business applications that combine the valuable pieces of the customer's current back-end systems with new component-based e-business architecture. This approach reduces both deployment time and risk of failure by reusing the mission-critical business rules locked within existing applications. With its flexible architecture, scalability and short deployment time, SEEC's solution addresses the full range of system understanding, business rule mining, composite applications and Web enablement.

     SEEC was founded in 1988 to develop tools and solutions for reengineering of legacy COBOL applications. In 1992, we commercially introduced our first product, COBOL Analyst. From 1992 to 1999, we devoted significant resources to developing our proprietary suite of products for COBOL reengineering, including products for year 2000 impact analysis, continually enhancing and building upon our COBOL Analyst product line. Through 1999, organizations used SEEC's solutions extensively for year 2000 remediation and testing, legacy system maintenance, and legacy system reengineering. In fiscal 2000, we acquired Mozart Systems Corporation and its line of Web-enablement products. We have integrated Mozart's technology with SEEC's core technology to introduce SEEC Mosaic Studio and SEEC Mosaic eSolutions, a comprehensive system transformation toolkit that was brought to market in fiscal 2001. We have also developed vertical industry solutions that include function-specific application components and activation services for rapid deployment of customized applications in industries such as insurance and health care. Organizations are now employing our solutions using our flexible, easy-to-change application architecture to automate their core business processes for system understanding, business rule mining, composite applications and Web enablement.

     Our customer base consists primarily of large and medium-sized organizations including corporations, third-party information technology ("IT") service providers, higher education institutions, non-profit entities and governmental agencies. We derive our revenues from software license and maintenance fees and professional services fees. Our software is licensed primarily to Fortune 1000 companies, governmental organizations and third-party service providers. Professional services are provided to customers in conjunction with the license of software products. Our enterprise solutions and software products and services are marketed through a broad range of distribution channels, including direct sales to end users, and to end users in conjunction with our partners.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain income and expense items.

                                                               YEAR ENDED MARCH 31,
                                                              ----------------------
                                                              2001     2000     1999
                                                              ----     ----     ----
REVENUES:
  Software license and maintenance fees.....................    74%      60%     71%
  Professional services.....................................    26       40      29
                                                              ----     ----     ---
     Total revenues.........................................   100      100     100
                                                              ----     ----     ---
OPERATING EXPENSES:
  Cost of revenues:
       Software license and maintenance fees................    15        9       7
       Professional services................................    35       26      20
                                                              ----     ----     ---
     Total cost of revenues.................................    50       35      27
  General and administrative................................    75       39      21
  Sales and marketing.......................................   146       86      48
  Research and development..................................    59       29      12
  Amortization of goodwill and other intangible assets......    18        7       1
  Write-down of impaired assets.............................    69       --      --
  Acquired in-process research and development..............    --        8      --
                                                              ----     ----     ---
     Total operating expenses...............................   417      204     109
                                                              ----     ----     ---
Loss from operations........................................  (317)    (104)     (9)
Interest and other income, net..............................    43       23      15
                                                              ----     ----     ---
Income (loss) before income taxes...........................  (274)     (81)      6
Income tax provision (benefit)..............................    --       (6)      2
                                                              ----     ----     ---
Net income (loss)...........................................  (274)%    (75)%     4%
                                                              ====     ====     ===

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000

     Revenues. Total revenues for fiscal 2001 were $3,045,000 compared to $6,316,000 for fiscal 2000, a decrease of $3,271,000 or 52%. Software license and maintenance fees were $2,262,000 for fiscal 2001 compared to $3,821,000 for fiscal 2000, a decrease of $1,559,000 or 41%. Professional services revenues, consisting of consulting, training, and legacy system transformation services fees, were $783,000 in fiscal 2001 compared to $2,495,000 in fiscal 2000, a decrease of $1,712,000 or 69%. Most of our revenues in the first three quarters of fiscal 2000 were derived from sales of year 2000 products and solutions, and the decreases experienced were a result of the rapid decline in worldwide demand for year 2000 solutions immediately following December 31, 1999. Since that date, substantially all of our revenues have been generated from sales of our Web-enablement and legacy system transformation solutions (collectively, "e-business" solutions).

     Cost of Revenues. Cost of revenues includes cost of software license and maintenance fees and cost of professional services. Cost of revenues consists primarily of personnel costs of employees or subcontracted personnel required to provide consulting, training, on-site or in-house factory services, and customer support services. Our total cost of revenues was $1,528,000 for fiscal 2001, compared to $2,219,000 for fiscal 2000, a decrease of $691,000 or 31%. The decrease in cost of revenues was associated with the decline in revenues, as discussed above. This decline was partially offset by increased costs related to Web-enablement and legacy transformation products and services. Total costs of revenues did not decrease in the same proportion as did revenues between periods, primarily due to the inherent costs of under-utilized professional staff.

     Cost of software license and maintenance fees includes the expenses for providing customer support services, royalties, third-party software sold, and, to a lesser degree, the expenses of media, manuals, duplication and shipping related to sales of certain of our software products. Customer support services ("maintenance") include telephone or online (Internet) technical assistance and periodic software upgrades provided to customers who have purchased maintenance in conjunction with a software license purchases. Cost of software license and maintenance fees was $455,000 for fiscal 2001 compared to $560,000 for fiscal 2000, a decrease of $105,000 or 19%. With customers having completed their year 2000 remediation projects, customer support costs declined with a fall in maintenance contract renewals, which was partially offset by increases in costs related to sales of e-business products. The cost reductions were primarily in the areas of customer support personnel costs and a royalty charge in fiscal 2000 for third-party software sold, a cost not incurred in fiscal 2001.

     Professional services costs consist primarily of compensation and related benefits, and travel and equipment for our personnel responsible for providing consulting and training services to customers. Costs of temporary or subcontracted labor may also be included, if such labor is required to meet the demands of providing services. Professional services costs were $1,073,000 for fiscal 2001 compared to $1,659,000 for fiscal 2000, a decrease of $586,000 or 35%. This decrease was primarily attributable to reductions in personnel costs, both in-house and subcontracted, and is related to the decline in demand for year 2000-related services, which was partially offset by an increase in demand for services related to e-business solutions. Due to the under-utilization of professional staff, total costs of professional services did not decrease at the same rate as services revenues between periods.

     Gross Margins. Our total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 50% for fiscal 2001 compared to 65% for fiscal 2000. Gross margin percentages were 80% and 85% for software license and maintenance fees, and (37%) and 34% for professional services, for fiscal 2001 and 2000, respectively.

     The gross margin percentages for software license and maintenance fees are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. Also, these percentages fluctuate depending on the mix of software products and the varying royalty expenses, if any, associated with those products. The gross margin percentage for software license and maintenance fees was lower in fiscal 2001 than in fiscal 2000 due primarily to the decrease in these fees, which declined by a proportionately greater percentage than the decrease in customer support costs.

     The gross margin percentages for professional services vary depending on the utilization rates for billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentage in fiscal 2001 was lower than in fiscal 2000 due to the decrease in professional services revenues, with the corresponding lower utilization rates of our billable consultants.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, and other promotional activities. Sales and marketing expenses were $4,437,000 for fiscal 2001 compared to $5,402,000 for fiscal 2000, a decrease of $965,000 or 18%. The decrease is primarily due to lower marketing expenditures, changes in the sales organization, and a decrease in sales commissions expense commensurate with the reduction in revenues between the two periods. We incurred higher expenses for advertising and promotion in fiscal 2000 in conjunction with the launch of our e-business solutions. Also, the sales organization was restructured after the third quarter of fiscal 2000, with the resultant cost reductions reflected in the full fiscal 2001 period.

     General and Administrative. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $2,268,000 for fiscal 2001 compared to $2,472,000 for fiscal 2000, a decrease of $204,000 or 8%. This decrease was primarily due to cost savings associated with the closing of our office in Germany and other ongoing efforts to reduce general expenses.

     Research and Development. Total expenditures for research and development were $1,799,000 in fiscal 2001 compared to $1,825,000 in fiscal 2000, a decrease of $26,000 or 1%. The decrease was primarily the result of the elimination of outside consulting costs related to a completed development project. The reduction was largely offset by the effect of a full year of costs for Mozart personnel in fiscal 2001 compared to eight months of such costs in fiscal 2000. Mozart was acquired in the second quarter of fiscal 2000.

     Amortization of Goodwill and Other Intangible Assets. Goodwill and other intangible assets are amortized over their estimated useful lives of five to seven years. Amortization of goodwill and other intangible assets amounted to $559,000 in fiscal 2001 compared to $446,000 in fiscal 2000, an increase of $113,000 or 25%. The increase was attributable to a full year of amortization of intangible assets added with the August 1999 acquisition of Mozart in fiscal 2001, compared to eight months of such costs in fiscal 2000. See Note 2 to the Consolidated Financial Statements.

     Write-Down of Impaired Assets. We incurred non-cash charges amounting to $2,092,000 in fiscal 2001, based principally on an impairment test of intangible assets acquired with the Company's August 1999 purchase of Mozart, as described in Note 3 to the Consolidated Financial Statements. The value of acquired goodwill and other intangible assets is deemed impaired and charged to operations if expected future cash flows of the related assets are less than their carrying values. We did not incur any such charges in fiscal 2000.

     Acquired In-Process Research and Development. We recorded a one-time charge of $531,000 during fiscal 2000 in connection with the acquisition of Mozart, as described in Note 2 to the Consolidated Financial Statements. We did not incur any such charges in fiscal 2001. The value of acquired research and development projects is charged to expense when, in management's opinion, the projects have not reached technological feasibility and have no probable alternative future use.

     Interest and Other Income, Net. Interest and other income, net consists principally of interest income on cash equivalents and short-term investments, which are comprised primarily of money market funds and high-grade bonds and bond funds with average maturities of less than two years. Interest and other income, net was $1,307,000 in fiscal 2001, compared to $1,455,000 in fiscal 2000, a decrease of $148,000 or 10%. Despite the positive impact of higher average interest rates on invested cash, the effects of the decrease in cash balances and, to a lesser extent, the realized losses on short-term bond investments, combined to reduce interest and other income, net between fiscal 2000 and fiscal 2001. Cash balances have been used to fund operations and for stock repurchases.

     Income Taxes. An income tax benefit of $395,000 was recorded for fiscal 2000, resulting in an effective tax rate of 8%. No income tax provision or benefit was recorded for fiscal 2001. In fiscal 2000 and 2001, we calculated a net deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of our net operating loss carryforwards. The valuation allowance reduced the tax benefit calculated on the net operating losses incurred in both years. See Note 11 to the Consolidated Financial Statements.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999

     Revenues. Total revenues for fiscal 2000 were $6,316,000 compared to $11,098,000 for fiscal 1999, a decrease of $4,782,000, or 43%. Software license and maintenance fees were $3,821,000 for fiscal 2000 compared to $7,936,000 for fiscal 1999, a decrease of $4,115,000 or 52%. Professional services revenues, consisting of consulting, training, and legacy system transformation services fees, were $2,495,000 in fiscal 2000 compared to $3,162,000 in fiscal 1999, a decrease of $667,000 or 21%. The decreases in revenues resulted primarily from a slowdown in worldwide demand for year 2000 tools and solutions, which was partially offset by increasing sales of Web-enablement and legacy transformation solutions that were introduced in fiscal 2000, including Mozart products and services.

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

     Research and Development. Total expenditures for research and development were $1,825,000 in fiscal 2000 compared to $1,302,000 in fiscal 1999, an increase of $523,000 or 40%. This increase was due to costs of development of additional legacy transformation solutions, and research and development personnel and related expenses added in connection with the acquisition of Mozart. Expenditures for research and development vary depending upon the number of projects underway at any time, the size of the projects, and their stage of development.

     Amortization of Goodwill and Other Intangible Assets. Goodwill and other intangible assets are amortized over their estimated useful lives of five to seven years. Amortization of goodwill and other intangible assets amounted to $446,000 in fiscal 2000 compared to $155,000 in fiscal 1999, an increase of $291,000 or 188%. The increase was due to amortization of intangible assets acquired in the August 1999 purchase of Mozart, as described in Note 2 to the Consolidated Financial Statements.

     Acquired In-Process Research and Development. We recorded a one-time charge of $531,000 during fiscal 2000 in connection with the acquisition of Mozart, as described in Note 2 to the Consolidated Financial Statements. The value of acquired research and development projects is charged to expense when, in management's opinion, the projects have not reached technological feasibility and have no probable alternative future use. We did not incur any such charges in fiscal 1999.

     Interest and Other Income, Net. Interest and other income, net consists principally of interest income on cash equivalents and short-term investments, which are invested in money market funds and high-grade bonds and bond funds. Interest and other income, net was $1,455,000 in fiscal 2000, compared to $1,608,000 in fiscal 1999, a decrease of $153,000 or 10%. The decrease in interest and other income, net was due to a reduction in cash equivalents and short-term investments resulting from the use of cash for the Mozart acquisition, to fund operations, and for purchases of property and equipment. The effect of the reduced cash balances was partially offset by higher interest rates during fiscal 2000.

     Income Taxes. The income tax provision (benefit) was $(395,000) and $225,000 for fiscal 2000 and 1999, respectively, resulting in effective tax rates of 8% and 36%, respectively. In fiscal 2000, we calculated a net deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of our net operating loss carryforwards. The valuation allowance reduced the tax benefit calculated on the net operating loss incurred in fiscal 2000. See Note 11 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the balance of our cash, cash equivalents, and short-term investments was $20.3 million compared to $26.2 million at March 31, 2000. Our working capital totaled $19.9 million and $25.4 million at March 31, 2001 and 2000, respectively. Our cash flows have been used primarily for general operating expenses, to purchase equipment, furniture and leasehold improvements, to fund internal research and development, and to fund two business acquisitions.

     Our primary investing activities in fiscal 2001 consisted of net sales of short-term investments of $3,493,000. In fiscal 2000 and 1999, we paid $2,271,000 and $1,036,000, respectively, net of cash acquired, in connection with two acquisitions, as described in Note 2 to the Consolidated Financial Statements. Our financing activities in fiscal 2001, 2000 and 1999 included the purchase of our Common Stock for $339,000, $135,000 and $1,302,000, respectively, under the stock repurchase program described in Note 8 to the Consolidated Financial Statements.

     Our cash balances may be used to develop or expand domestic and international sales and marketing efforts, to establish additional facilities, to hire additional personnel, for increased research and development, for capital expenditures, and for working capital and other general corporate purposes. We may also utilize cash to develop or acquire other businesses, products or technologies complementary to our current business. The amounts actually expended for each such purpose may vary significantly and are subject to change at our discretion, depending upon certain factors, including economic or industry conditions, changes in the competitive environment, and strategic opportunities that may arise. We believe that cash flows from operations and the current cash balances will be sufficient to meet our liquidity needs for the foreseeable future. In the longer term, we may require additional sources of capital to fund future growth. Such sources of capital may include additional equity offerings or debt financings.

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

OTHER

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133, as amended, is effective for years beginning after June 15, 2000. To date, we have not engaged in derivative and hedging activities, and accordingly, the adoption of SFAS No. 133 is not expected to have a material impact on our results of operations, financial position or cash flows.

     In March 2000, the FASB issued FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 primarily clarifies the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock option awards, and the accounting for an exchange of stock compensation awards in a business combination. The application of FIN 44 did not have a significant impact on our results of operations, financial position or cash flows.

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

     Foreign Currency Risk. As of March 31, 2001, we had operating subsidiaries located in the United Kingdom and India. We are exposed to foreign currency exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability. We maintain only nominal foreign currency cash balances, consisting of working funds necessary to facilitate the short-term operations of our subsidiaries. At March 31, 2001 we did not hold any material foreign-denominated financial instruments or contracts, and we have not entered into foreign currency hedge transactions. The effect of foreign exchange rate fluctuations on our financial position or results of operations has not been, and is not expected to be, material in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 below and the index therein for a listing of financial statements and supplementary data filed as part of this report.

                                   SEEC, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Report of Independent Certified Public Accountants..........     28
Consolidated Balance Sheets.................................     29
Consolidated Statements of Operations.......................     30
Consolidated Statements of Changes in Shareholders'
  Equity....................................................     31
Consolidated Statements of Cash Flows.......................     32
Notes to Consolidated Financial Statements..................  33-44

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors
SEEC, Inc.
Pittsburgh, Pennsylvania

     We have audited the accompanying consolidated balance sheets of SEEC, Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEEC, Inc. and subsidiaries as of March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          BDO Seidman, LLP

Boston, Massachusetts
May 24, 2001

                                   SEEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------    -----------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 16,049,397    $18,404,429
  Short-term investments (Note 5)...........................     4,295,952      7,797,247
  Accounts receivable -- trade, less allowance for doubtful
     accounts of $75,000 and $100,000 at March 31, 2001 and
     2000, respectively (Notes 4 and 14)....................       539,682      1,018,740
  Prepaid expenses and other current assets.................       497,011        483,486
                                                              ------------    -----------
     Total current assets...................................    21,382,042     27,703,902
PROPERTY AND EQUIPMENT, NET (Note 6)........................       969,476      1,135,299
GOODWILL AND OTHER INTANGIBLE ASSETS, LESS
  ACCUMULATED AMORTIZATION of $491,728 and $601,527 at March
     31, 2001 and 2000, respectively (Notes 2 and 3)........       370,504      3,106,422
                                                              ------------    -----------
                                                              $ 22,722,022    $31,945,623
                                                              ============    ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-- trade..................................  $    508,849    $   584,497
  Accrued payroll, related taxes and withholdings...........       356,261        717,959
  Other accrued expenses....................................       284,920        444,264
  Deferred maintenance revenues.............................       303,966        554,402
  Income taxes payable (Note 11)............................        48,088         47,583
                                                              ------------    -----------
     Total current liabilities..............................     1,502,084      2,348,705
                                                              ------------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 10 and 13)
SHAREHOLDERS' EQUITY (Notes 8, 9 and 10):
  Preferred stock-- no par value; 10,000,000 shares
     authorized; none outstanding
  Common stock -- $.01 par value; 20,000,000 shares
     authorized; 6,309,187 issued at March 31, 2001 and
     2000, respectively.....................................        63,092         63,092
  Additional paid-in capital................................    34,578,425     34,576,688
  Accumulated deficit.......................................   (12,548,380)    (4,130,409)
  Less treasury stock, at cost-- 205,495 and 194,115 shares
     at March 31, 2001 and 2000, respectively...............      (903,184)      (864,521)
  Accumulated other comprehensive income (loss).............        29,985        (47,932)
                                                              ------------    -----------
     Total shareholders' equity.............................    21,219,938     29,596,918
                                                              ------------    -----------
                                                              $ 22,722,022    $31,945,623
                                                              ============    ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED MARCH 31,
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------    -----------    -----------
REVENUES (Note 4):
  Software license and maintenance fees.............  $ 2,261,509    $ 3,821,258    $ 7,935,642
  Professional services.............................      783,093      2,494,547      3,162,865
                                                      -----------    -----------    -----------
          Total revenues............................    3,044,602      6,315,805     11,098,507
                                                      -----------    -----------    -----------
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance fees..........      454,548        559,736        813,455
     Professional services..........................    1,072,726      1,659,450      2,195,028
                                                      -----------    -----------    -----------
          Total cost of revenues....................    1,527,274      2,219,186      3,008,483
  General and administrative (Note 13)..............    2,268,043      2,472,226      2,306,386
  Sales and marketing...............................    4,437,338      5,401,179      5,303,120
  Research and development..........................    1,799,150      1,825,765      1,302,391
  Amortization of goodwill and other intangible
     assets (Note 2)................................      558,783        445,637        155,436
  Write-down of impaired assets (Notes 2 and 3).....    2,092,333             --             --
  Acquired in-process research and development (Note
     2).............................................           --        531,100             --
                                                      -----------    -----------    -----------
     Total operating expenses.......................   12,682,921     12,895,093     12,075,816
                                                      -----------    -----------    -----------
LOSS FROM OPERATIONS................................   (9,638,319)    (6,579,288)      (977,309)
INTEREST AND OTHER INCOME, NET (Note 7).............    1,307,701      1,455,457      1,608,419
                                                      -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES...................   (8,330,618)    (5,123,831)       631,110
INCOME TAX PROVISION (BENEFIT) (Note 11)............           --       (395,000)       225,000
                                                      -----------    -----------    -----------
NET INCOME (LOSS)...................................  $(8,330,618)   $(4,728,831)   $   406,110
                                                      ===========    ===========    ===========
Basic and diluted net income (loss) per common share
  (Note 12):........................................  $     (1.37)   $     (0.79)   $      0.07
                                                      ===========    ===========    ===========
Weighted average number of common and common
  equivalent shares outstanding:
     Basic..........................................    6,089,329      5,986,425      5,954,472
                                                      ===========    ===========    ===========
     Diluted........................................    6,089,329      5,986,425      6,122,111
                                                      ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   YEARS ENDED MARCH 31, 1999, 2000 AND 2001

                                COMMON STOCK                       RETAINED                    ACCUMULATED
                             -------------------   ADDITIONAL      EARNINGS                       OTHER           TOTAL
                             NUMBER OF               PAID-IN     (ACCUMULATED    TREASURY     COMPREHENSIVE   SHAREHOLDERS'
                              SHARES     AMOUNT      CAPITAL       DEFICIT)        STOCK      INCOME (LOSS)       EQUITY
                             ---------   -------   -----------   ------------    --------     -------------   -------------
Balance -- March 31,
  1998.....................  6,076,546   $60,765   $33,566,408   $    382,047   $        --     $ 14,316       $34,023,536
Comprehensive income:
  Net income for year......         --        --            --        406,110            --           --                --
  Unrealized gains on
    investments, net of
    taxes..................         --        --            --             --            --        6,013                --
  Total comprehensive
    income.................         --        --            --             --            --           --           412,123
Exercise of stock options
  (Note 9).................      7,601        77        10,388             --            --           --            10,465
Purchase of common stock
  for treasury (Note 8)....         --        --            --             --    (1,302,496)          --        (1,302,496)
Shares issued under
  employee stock purchase
  plan (Note 9)............         --        --            --        (21,588)      120,000           --            98,412
                             ---------   -------   -----------   ------------   -----------     --------       -----------
Balance -- March 31,
  1999.....................  6,084,147    60,842    33,576,796        766,569    (1,182,496)      20,329        33,242,040
Comprehensive income:
  Net loss for year........         --        --            --     (4,728,831)           --           --                --
  Unrealized losses on
    investments, net of
    taxes..................         --        --            --             --            --      (68,261)               --
  Total comprehensive
    loss...................         --        --            --             --            --           --        (4,797,092)
Shares issued for
  acquisition (Note 2).....    222,222     2,222       997,778                                                   1,000,000
Purchase of common stock
  for treasury (Note 8)....         --        --            --             --      (135,356)          --          (135,356)
Exercise of stock options
  (Note 9).................      2,818        28         2,289        (96,538)      196,651           --           102,430
Shares issued under
  employee stock purchase
  plan (Note 9)............         --        --            --        (46,600)      231,496           --           184,896
Exercise of warrants (Note
  10)......................         --        --          (175)       (25,009)       25,184           --                --
                             ---------   -------   -----------   ------------   -----------     --------       -----------
Balance -- March 31,
  2000.....................  6,309,187    63,092    34,576,688     (4,130,409)     (864,521)     (47,932)       29,596,918
Comprehensive income:
  Net loss for year........         --        --            --     (8,330,618)           --           --                --
  Unrealized gains on
    investments............         --        --            --             --            --       77,917                --
  Total comprehensive
    loss...................         --        --            --             --            --           --        (8,252,701)
Purchase of common stock
  for treasury (Note 8)....         --        --            --             --      (338,522)          --          (338,522)
Exercise of stock options
  (Note 9).................         --        --         3,853           (718)        7,565           --            10,700
Shares issued under
  employee stock purchase
  plan (Note 9)............         --        --        (2,116)       (79,999)      246,435           --           164,320
Shares issued in lieu of
  cash bonus to employee...         --        --            --         (6,636)       45,859           --            39,223
                             ---------   -------   -----------   ------------   -----------     --------       -----------
Balance -- March 31,
  2001.....................  6,309,187   $63,092   $34,578,425   $(12,548,380)  $  (903,184)    $ 29,985       $21,219,938
                             =========   =======   ===========   ============   ===========     ========       ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED MARCH 31,
                                                           -----------------------------------------
                                                              2001           2000           1999
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)........................................  $(8,330,618)   $(4,728,831)   $   406,110
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Depreciation and amortization..........................      918,596        766,852        384,020
  Stock issued in lieu of cash bonus to employee.........       39,223             --             --
  In-process research and development....................           --        531,100             --
  Write-down of impaired assets..........................    2,140,799             --             --
  Provision for doubtful accounts........................      152,117         59,299        175,363
  Loss on disposals of equipment.........................       14,475          7,363            925
  Deferred income taxes (benefit)........................           --       (395,000)        20,200
Changes in operating assets and liabilities, net of
  effects from business acquisitions:
  Accounts receivable -- trade...........................      326,941      1,741,918      2,832,694
  Accounts receivable -- affiliate.......................           --             --        189,097
  Prepaid expenses.......................................      (13,525)        82,164         13,071
  Accounts payable -- trade..............................      (75,649)      (105,179)      (427,268)
  Accounts payable -- affiliate..........................           --             --       (230,085)
  Accrued payroll, related taxes and withholdings........     (361,698)       318,915       (424,329)
  Accrued royalties......................................           --        (19,025)      (205,181)
  Other accrued expenses.................................     (160,844)        37,157       (118,113)
  Deferred maintenance revenue...........................     (250,436)      (342,632)      (220,892)
  Income taxes payable...................................      (20,495)      (148,217)       195,800
  Other, net.............................................       60,548         (6,919)       (27,101)
                                                           -----------    -----------    -----------
    Net cash provided (used) by operating activities.....   (5,560,566)    (2,201,035)     2,564,311
                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment....................     (123,253)      (260,902)      (239,222)
  Expenditures for trademarks............................       (5,832)       (33,314)       (46,421)
  Purchases of short-term investments....................   (4,307,190)    (5,906,642)    (2,742,296)
  Sales of short-term investments........................    7,799,887      6,479,778      1,350,000
  Payments in connection with business acquisitions......           --     (2,271,102)    (1,036,000)
  Other..................................................        5,423         (2,500)        (4,542)
                                                           -----------    -----------    -----------
    Net cash provided (used) by investing activities.....    3,369,035     (1,994,682)    (2,718,481)
                                                           -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock............................     (338,522)      (135,356)    (1,302,496)
  Proceeds from issuances of common stock, net...........      175,021        287,326        108,877
                                                           -----------    -----------    -----------
    Net cash provided (used) by financing activities.....     (163,501)       151,970     (1,193,619)
                                                           -----------    -----------    -----------
Net decrease in cash and cash equivalents................   (2,355,032)    (4,043,747)    (1,347,789)
Cash and cash equivalents, beginning of year.............   18,404,429     22,448,176     23,795,965
                                                           -----------    -----------    -----------
Cash and cash equivalents, end of year...................  $16,049,397    $18,404,429    $22,448,176
                                                           ===========    ===========    ===========
Supplemental cash flow information:
Non-cash investing and financing activities:
  Business acquisitions:
  Fair value of assets acquired..........................  $        --    $ 3,528,681    $        --
  Liabilities assumed or incurred........................           --        257,579             --
  Common stock issued to seller..........................           --      1,000,000             --

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of SEEC, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), including SEEC Holdings, Inc., SEEC Europe Limited, SEEC Technologies Asia Private Limited ("SEEC Asia" -- see Note 2), SEEC Germany GmbH ("SEEC Germany"), SEEC Singapore, Pte. Ltd. ("SEEC Singapore"), incorporated in May 1999, and Mozart Systems Corporation (see Note 2). Also included are the accounts of the unincorporated branch operations located in South Korea. The operations of SEEC Germany were discontinued during the year ended March 31, 2000, and the operations of SEEC Singapore and the Korean branch were closed during the year ended March 31, 2001. All significant intercompany balances and transactions have been eliminated.

     Business. Founded in 1988, the Company provides integrated solutions for building dynamic and flexible e-business applications while retaining and enhancing the ongoing value of existing systems. The Company's solutions address the full range of system understanding, business rule mining, composite applications and Web enablement. The Company provides e-business solutions for enhancing and renewing systems to a Web services architecture for easier integration with newer Web-based systems -- allowing for disparate systems within an enterprise to communicate with each other. The Company's tools, services and application components reduce the costs and time for enabling e-business solutions by leveraging and reusing business rules and existing systems of record in new Web-based composite applications.

     The Company's customer base consists primarily of large and medium-sized organizations including corporations, third-party information technology ("IT") service providers, higher education institutions, non-profit entities and governmental agencies. Through 1999, these organizations used the Company's solutions extensively for year 2000 remediation and testing, legacy system maintenance, and legacy system reengineering. More recently, organizations are employing solutions to automate their core business processes using a flexible, easy-to-change application architecture.

     The Company's solutions are provided through a combination of integrated software products and specialized professional services, including installation, training, consulting, maintenance and product support services. Marketing efforts are conducted through the Company's direct sales force and relationships with third party service providers under non-exclusive arrangements.

     Foreign Currency Translation. The Company's foreign operations' functional currency is the U.S. dollar. Monetary assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates and non-monetary items are translated at historical rates. Revenues and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are recognized currently in the consolidated statements of operations (see Note 7).

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

     Cash, Cash Equivalents and Concentrations of Credit Risk. The statements of cash flows classify changes in cash and cash equivalents (short-term, highly-liquid investments readily convertible into cash with an original maturity of three months or less) according to operating, investing or financing activities. Cash equivalents consist of funds in money market accounts and were $15,908,154, $18,213,079 and $22,326,497 at March 31, 2001, 2000 and 1999,
respectively. Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, temporary cash investments and accounts receivable.

     The Company places its cash and temporary cash investments with financial institutions which management considers to be of high quality; however, at times such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit.

     Concentrations of credit risk with respect to accounts receivable result from a significant portion of revenues being derived from a relatively small number of entities (see Note 4). However, the Company's customer base has grown, and while the competitiveness of the software industry presents an inherent uncertainty, the Company's credit risks are moderated by the diversity of its customers and geographic sales areas.

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

     Revenues are derived from the license of software products, customer support and maintenance contracts, and services contracts, including consulting and training services. Revenues from product license fees are recognized when an order or agreement is in hand, the fee is fixed and determinable, and delivery of the product has occurred. Customer support and maintenance contract revenues are recognized ratably over the term of the related agreement, generally twelve months. The Company provides professional services under time-and-materials and fixed-price contracts. Revenues from time-and-materials contracts are recognized as the services are provided. Revenues from fixed-price contracts are recognized principally by the percentage-of-completion method, whereby income is recognized based on the estimated stage of completion of individual contracts. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determinable.

     Property and Equipment. Property and equipment are stated at cost. Maintenance and repairs that are not considered to extend the useful life of assets are charged to operations as incurred. Depreciation is provided using the straight-line method. Estimated useful lives of assets are as follows: computer equipment -- 3 to 5 years; software and other equipment -- 5 years; furniture and fixtures -- 5 to 7 years; and leasehold improvements -- life of the lease.

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

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," the Company evaluates goodwill and other intangible assets on an ongoing basis, and impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Based on these evaluations, the Company recorded a charge for the write-down of certain impaired assets for the year ended March 31, 2001 (see Note 3).

     Research and Development Costs. Research and development expenses include costs incurred by the Company to develop and enhance the Company's software. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," establishes criteria for capitalization of software development costs, beginning upon the establishment of product technological feasibility and concluding when the product is available for general release to customers. After carefully evaluating these criteria, management concluded that the amounts qualifying for capitalization were immaterial, and therefore no development costs have been capitalized to date.

     Advertising Costs. Advertising costs are expensed as incurred and totaled $233,023, $915,016 and $531,473 for the years ended March 31, 2001, 2000 and
1999, respectively.

     Stock-Based Compensation. SFAS No. 123, "Accounting for Stock-Based Compensation," was effective for the year ended March 31, 1997. As permitted by SFAS No. 123, the Company has continued to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has made the pro forma disclosures required by SFAS No. 123 in Note 9.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 primarily clarifies the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock option awards, and the accounting for an exchange of stock compensation awards in a business combination. The application of FIN 44 did not have a significant impact on the Company's results of operations, financial position or cash flows.

     Income Taxes. The Company records income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 11). The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Net Income (Loss) per Common Share. Earnings per share (EPS) for all periods presented is computed in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares include options and warrants if their exercise prices exceed the average market price of the common shares (see Note 12).

     Financial Instruments. The estimated fair value of the Company's financial instruments, which include short-term investments, accounts receivable, accounts payable and off-balance-sheet letters of credit, approximates their carrying value.

     Comprehensive Income. Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's comprehensive income (loss) is reported on the consolidated statement of shareholders' equity for all periods.

     Segment Reporting. Effective April 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in a single segment, as defined by SFAS 131. See Note 4 for geographic information.

     Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133, as amended, is effective for years beginning after June 15, 2000. To date, the Company has not engaged in derivative and hedging activities, and accordingly, the adoption of SFAS No. 133 is not expected to have a material impact on its results of operations, financial position or cash flows.

     Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- ACQUISITIONS

     ERA Software Systems Private, Limited -- Until February 1998, the Company had a strategic software research and development alliance with ERA Software Systems Private, Limited ("ERA"), a software consulting and development company based in India. The Company and ERA were affiliated through common ownership until February 27, 1998, when the Company entered into an agreement with ERA, whereby ERA transferred its distribution rights for Company products, plus certain fixed assets and 30 former ERA employees engaged exclusively in Company-related research and development, sales and administration, for a net consideration of $1,036,000. With the acquisition, the Company assumed control of ERA's research and development and distribution functions. All Company-related research and development work performed by ERA through the date of the acquisition had been previously expensed by the Company as incurred. SEEC Asia was formed to effect the acquisition and to subsequently control and manage the acquired rights, assets and product development projects previously owned or managed by ERA, as well as to expand the Company's sales and marketing efforts in the Asian and Pacific Rim regions. Under terms of the agreement, the previous Product Purchase Agreement and the Marketing Agreement between the Company and ERA were terminated.

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
                                                              ==========

     Mozart Systems Corporation -- On August 4, 1999, the Company acquired all of the outstanding shares of capital stock of Mozart, a developer of Web-enablement products for rapid implementation of e-business applications. SEEC Delaware, Inc. ("SEEC Delaware") was formed as a wholly-owned subsidiary of SEEC, Inc. to effect the transaction. Upon the closing of the transaction, SEEC Delaware was merged with and into Mozart, and all existing shares of Mozart capital stock were canceled. Upon the cancellation of the former Mozart capital stock, each share of SEEC Delaware Common Stock was converted to one share of Mozart Common Stock, and Mozart became a wholly-owned subsidiary of SEEC, Inc.

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
                                                              ==========

     Acquired in-process research and development expenses were charged to expense in the year ended March 31, 2000. Included in goodwill and other intangible assets is cost allocated to purchased software of $2,484,321, which was determined in an initial valuation of the assets purchased using estimated undiscounted future cash flows. Goodwill and other intangible assets acquired were amortized over their estimated useful lives of five to seven years until, based on an impairment review in March 2001, their remaining net book value was written down (see Note 3).

     The value of acquired research and development projects is charged to expense when, in management's opinion, the projects have not reached technological feasibility and have no probable alternative future use. The Company allocated value to in-process research and development based on an assessment of research and development projects. The values assigned to those assets were limited to significant research projects for which technological feasibility had not been established. This allocation represented the estimated fair value based on the risk-adjusted cash flows of the incomplete projects. The value of Mozart's in-process research and development projects was determined by estimating the costs to develop the purchased in-process technology to the stage of commercial viability, estimating the future cash flows from the sale of the technology, and discounting the cash flows to their present values.

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

     Mozart's results of operations were not considered material to the Company, and therefore, no pro forma information is provided.

NOTE 3 -- ASSET IMPAIRMENT

     The Company assesses long-lived assets for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under those rules, the Company reviews for impairment of long-lived assets, and certain identifiable intangibles to be held and used, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates any possible impairment of long-lived assets using estimates of undiscounted future cash flows. If an impairment loss is to be recognized, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of its long-lived assets and intangibles using primarily the estimated discounted future cash flows method.

     Management concluded from the results of the March 2001 evaluation that a significant impairment of certain assets, primarily intangible assets acquired with the Company's purchase of Mozart (see Note 2), had occurred. As a consequence, during the fourth quarter of 2001, the Company wrote off $2,092,333 of Mozart intangible assets and equipment, and certain SEEC trademark costs.

     The write-down of impaired assets had no impact on the Company's cash flow or its ability to generate cash flow in the future. As a result of the charge, depreciation and amortization expense related to these assets will decrease in future periods.

NOTE 4 -- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     No single customer accounted for more than 10% of sales during the year ended March 31, 2001. Sales to Silverline Industries, Inc. accounted for 13% of the Company's total revenues during the year ended March 31, 2000, and accounts receivable from Silverline Industries, Inc. totaled $105,264 at March 31, 2000. Sales to Unisys Corporation accounted for 12% of the Company's total revenues during the year ended March 31, 1999, and accounts receivable from Unisys Corporation totaled $178,766 at March 31, 1999.

     For the year ended March 31, 2001, export sales to non-affiliates accounted for 32% of total revenues, including Asia -- 20% and Europe -- 8%. For the year ended March 31, 2000, export sales to non-affiliates accounted for 25% of total revenues, including Asia -- 11% and South America -- 9%. For the year ended March 31, 1999, export sales to non-affiliates accounted for 27% of total revenues, including Europe -- 9%, South America -- 8%, Canada -- 5% and
Asia -- 4%.

NOTE 5 -- SHORT-TERM INVESTMENTS

     Short-term investments consist of the following:

                                                            AMORTIZED    UNREALIZED      MARKET
                                                               COST      GAIN (LOSS)     VALUE
                                                            ----------   -----------   ----------
March 31, 2001:
  Corporate bonds.........................................  $3,837,082    $ 30,059     $3,867,141
  State agency and municipal bonds........................     428,885         (74)       428,811
                                                            ----------    --------     ----------
                                                            $4,265,967    $ 29,985     $4,295,952
                                                            ==========    ========     ==========
March 31, 2000:
  U.S. Government agency securities.......................  $  756,069    $ (9,880)    $  746,189
  Corporate bonds.........................................   3,873,177     (19,537)     3,853,640
  State agency and municipal bonds........................     349,169       ( 275)       348,894
  Registered investment company consisting of U.S.
     Government and corporate fixed income securities.....   2,887,764     (39,240)     2,848,524
                                                            ----------    --------     ----------
                                                            $7,866,179    $(68,932)    $7,797,247
                                                            ==========    ========     ==========

     Amortized cost at March 31, 2001 includes a reduction resulting from a decline in value of a marketable debt security. Because the decline in value was judged to be other-than-temporary, the $48,467 impairment write-down was recognized as a realized loss during the year ended March 31, 2001.

     Management does not anticipate realization of the March 31, 2001 holding gain in the upcoming year due to the anticipated adequacy of cash and cash equivalents currently held to fund operating requirements.

NOTE 6 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                    MARCH 31,
                                                             ------------------------
                                                                2001          2000
                                                             ----------    ----------
Land.......................................................  $  153,324    $       --
Building in progress.......................................      39,431        26,391
Computer equipment.........................................     712,116       748,088
Software and other equipment...............................     400,173       396,676
Furniture and fixtures.....................................     419,658       446,672
Leasehold improvements.....................................     206,488       206,488
                                                             ----------    ----------
Total property and equipment...............................   1,931,190     1,824,315
Accumulated depreciation and amortization..................    (961,714)     (689,016)
                                                             ----------    ----------
Property and equipment, net................................  $  969,476    $1,135,299
                                                             ==========    ==========

NOTE 7 -- INTEREST AND OTHER INCOME, NET

     Interest and other income, net consists of the following:

                                                                   YEAR ENDED MARCH 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Interest income, net.....................................  $1,437,284   $1,524,636   $1,610,708
Write-down of impaired marketable investment.............     (48,467)          --           --
Other realized gains (losses), net.......................     (55,771)     (21,673)       9,156
Foreign currency gain (loss).............................     (17,565)     (27,139)      (1,049)
Other....................................................      (7,780)     (20,367)     (10,396)
                                                           ----------   ----------   ----------
                                                           $1,307,701   $1,455,457   $1,608,419
                                                           ==========   ==========   ==========

NOTE 8 -- CAPITAL STOCK

     In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3,000,000 to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, employee stock purchase plan transactions, and for other corporate purposes. Through March 31, 2001, the Company has repurchased 386,000 shares and used 180,505 shares to cover employee stock purchases and stock option and warrants transactions. Repurchased shares are recorded as treasury shares.

NOTE 9 -- STOCK OPTIONS

     The Company has two stock option plans (the "Plans") that provide for the granting of stock options to officers and key employees. The 1994 Stock Option Plan provides for a maximum of 226,305 common shares that may be awarded during the Plan's ten-year term. The 1997 Stock Option Plan provides for a maximum of 1,300,000 common shares that may be awarded through June 2007. Of the total 1,526,305 common shares eligible for award under the Plans, 688,796 shares have been issued through March 31, 2001. The purpose of the Plans is to promote the interests of the Company and its shareholders by providing key employees with additional incentives to continue the success of the Company.

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

     Activity related to qualified stock options issued under the Plans is summarized below:

                                                           YEAR ENDED MARCH 31,
                                   --------------------------------------------------------------------
                                           2001                    2000                   1999
                                   ---------------------   --------------------   ---------------------
                                               WEIGHTED               WEIGHTED                WEIGHTED
                                                AVERAGE                AVERAGE                 AVERAGE
                                               EXERCISE               EXERCISE                EXERCISE
                                                 PRICE                  PRICE                   PRICE
FIXED OPTIONS                       SHARES     PER SHARE    SHARES    PER SHARE    SHARES     PER SHARE
-------------                      ---------   ---------   --------   ---------   ---------   ---------
Outstanding at beginning of
  year...........................    666,771     $5.34      475,111     $5.55       343,814    $10.29
Granted..........................     51,450     $4.23      306,825     $4.62       311,950    $ 5.24
Exercised........................     (2,200)    $4.86      (45,515)    $2.25        (7,601)   $ 1.38
Canceled.........................   (127,225)    $5.06      (69,650)    $5.67      (173,052)   $14.57
                                   ---------               --------               ---------
Outstanding at end of year.......    588,796     $5.30      666,771     $5.34       475,111    $ 5.55
                                   =========               ========               =========
Options exercisable at end of
  year...........................    263,989                207,463                 118,291
                                   =========               ========               =========
Weighted average fair value of
  options granted during the
  year...........................  $    2.68               $   4.86               $    2.68
                                   =========               ========               =========

SUMMARY STOCK OPTION INFORMATION:

     The Company accounts for the Plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for the Plans. The pro forma data below reflects the effect had compensation cost for the Plans been determined based on the fair market value at the grant dates for the awards under the Plans in accordance with SFAS No. 123.

                                                                        YEAR ENDED MARCH 31,
                                                               --------------------------------------
                                                                  2001           2000          1999
                                                               -----------    -----------    --------
Net income (loss)                      As reported...........  $(8,330,618)   $(4,728,831)   $406,110
                                       Pro forma.............  $(8,839,184)   $(5,259,402)   $117,789
Basic and diluted net income (loss)
  per share                            As reported...........  $     (1.37)   $      (.79)   $    .07
                                       Pro forma.............  $     (1.45)   $      (.88)   $    .02

     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option pricing model. The following assumptions were used for grants for the years ended March 31, 2001, 2000 and 1999, respectively: risk free interest rate -- 4.6%, 6.8%, and 5.6%; expected weighted-average term -- 2.8 years, 3.9 years, and 4.2 years; expected volatility levels -- 130%, 100% and 75%. A dividend yield of zero was assumed for all three years.

     The following table summarizes information about qualified stock options outstanding at March 31, 2001:

                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  ------------------------------------   ---------------------
                                WEIGHTED     WEIGHTED                WEIGHTED
                                AVERAGE       AVERAGE                 AVERAGE
    RANGE OF                   REMAINING     EXERCISE                EXERCISE
    EXERCISE       NUMBER     CONTRACTUAL      PRICE      NUMBER       PRICE
     PRICES       OF SHARES   LIFE (YEARS)   PER SHARE   OF SHARES   PER SHARE
    --------      ---------   ------------   ---------   ---------   ---------
$.44                18,060        4.55        $  .44       18,060     $  .44
$2.10--$4.00       302,663        8.01        $ 3.85      127,329     $ 3.95
$4.72--$8.50       233,073        8.05        $ 5.91       92,350     $ 6.06
$16.25              35,000        6.92        $16.25       26,250     $16.25
                   -------                                -------
                   588,796        7.86        $ 5.30      263,989     $ 5.67
                   =======                                =======

NON-QUALIFIED STOCK OPTIONS:

     Activity related to non-qualified stock options is summarized below:

                                                         YEAR ENDED MARCH 31,
                                   -----------------------------------------------------------------
                                          2001                   2000                   1999
                                   -------------------    -------------------    -------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                              AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                               PRICE                  PRICE                  PRICE
          FIXED OPTIONS            SHARES    PER SHARE    SHARES    PER SHARE    SHARES    PER SHARE
          -------------            -------   ---------    -------   ---------    -------   ---------
Outstanding at beginning of
  year...........................  148,052     $8.44      108,052    $10.08       63,052    $16.51
Granted..........................  150,000     $3.89       40,000    $ 4.00       60,000    $ 6.00
Exercised........................       --     $  --           --    $   --           --    $   --
Forfeited........................       --     $  --           --    $   --      (15,000)   $20.75
                                   -------                -------                -------
Outstanding at end of year.......  298,052     $6.15      148,052    $ 8.44      108,052    $10.08
                                   =======                =======                =======
Options exercisable at end of
  year...........................  203,052                 73,052                 28,052
                                   =======                =======                =======

     At the Annual Meeting in August 2001, the Company's shareholders will be asked to approve the adoption of the 2000 Non-Employee Directors Stock Option Plan. All current and future directors of the Corporation who are not employees of the Corporation or any of its subsidiaries are eligible to participate in the Directors Plan. Initially, the aggregate number of shares of Common Stock which may be issued or delivered and as to which stock options may be granted under the Plan is 250,000 shares. The Board of Directors adopted the Plan on November 3, 2000, subject to shareholder approval at the Annual Meeting. If the Plan is not approved by the shareholders, then the options for 50,000 shares granted to non-employee directors on November 3, 2000 will terminate and be void, and no other awards will be granted.

     Non-qualified stock options outstanding at March 31, 2001, were exercisable as follows:

    EXERCISE   NUMBER OF
     PRICE      SHARES                           EXERCISABLE
    --------   ---------                         -----------
     $ 3.00      50,000(1) 12,500 each at August 10, 2001 and September 1, 2002,
                           2003, and 2004
     $ 3.62       9,052    4,526 each at August 30, 1997 and 1998
     $ 4.00      20,000    At October 1, 1999
     $ 4.00      20,000    5,000 each at August 24, 2000, 2001, 2002 and 2003
     $ 4.33     100,000    At September 21, 2000
     $ 6.00      60,000    15,000 each at August 12, 1999, 2000, 2001 and 2002
     $ 8.25       9,000    3,000 each at April 1, June 1, and August 1, 1998
     $20.75      30,000    10,000 each at August 8, 1998, 1999 and 2000

          (1) Subject to shareholder approval.

EMPLOYEE STOCK PURCHASE PLAN:

     On August 6, 1998, the Company adopted the SEEC, Inc. 1998 Employee Stock Purchase Plan (the "ESPP"), which provides for 300,000 shares of the Company's common stock to be issued pursuant to purchase rights granted to employees. Under the plan, eligible employees can elect to have up to 10% of their earnings withheld, subject to certain limitations, to be used to purchase shares of common stock on specified dates within 24-month offering periods. In addition, the Compensation Committee may designate certain offering periods during which employees may purchase shares of common stock for cash. The purchase price per share is eighty-five percent (85%) of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period or
(ii) the fair market value on the semi-annual purchase date. Under the ESPP, the Company issued common shares totaling 49,862, 48,098 and 22,940 at an average price of $3.30, $3.84 and $4.29 during the years ended March 31, 2001, 2000 and 1999, respectively. In accordance with APB 25, the

Company does not recognize compensation cost related to employee purchase rights under the Plan and, therefore, there are no charges or credits to income in connection with the ESPP.

NOTE 10 -- COMMON STOCK WARRANTS

     Warrants were outstanding to purchase 194,500, 194,500 and 207,000 shares of the Company's common stock, at March 31, 2001, 2000 and 1999, respectively. Warrants outstanding at March 31, 2001 are exercisable at $8.70 per share. Warrants were exercised for 12,500 shares in March 2000. At March 31, 2001, 194,500 shares of common stock were reserved for issuance upon the exercise of outstanding warrants. All outstanding warrants at March 31, 2001 will expire on January 22, 2002.

NOTE 11 -- INCOME TAXES

     The components of the income tax provision (benefit) are as follows:

                                                            YEAR ENDED MARCH 31,
                                                       -------------------------------
                                                         2001       2000        1999
                                                       --------   ---------   --------
Current:
  Foreign............................................  $     --   $      --   $204,800
Deferred:
  Federal............................................        --    (250,000)        --
  State..............................................        --    (145,000)    20,200
                                                       --------   ---------   --------
                                                       $     --   $(395,000)  $225,000
                                                       ========   =========   ========

     As required under provisions of Section 481(a) of the U.S. Internal Revenue Code, effective April 1, 1998, the Company changed its method of accounting for tax reporting purposes from the cash method to the accrual method. The related adjustment is includable in taxable income ratably over a four-year period.

     The components of the net deferred tax asset are as follows:

                                                                      MARCH 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Tax effect of federal and state net operating loss
  carryforwards.............................................  $ 3,684,300   $ 2,045,000
Tax effect of Section 481(a) adjustment.....................     (263,700)     (525,300)
Depreciation and amortization and asset impairment..........    1,169,000       246,200
Tax effect of unrealized gains and losses on investments....      (12,200)       21,000
                                                              -----------   -----------
Deferred tax asset..........................................    4,577,400     1,786,900
Valuation allowance.........................................   (4,577,400)   (1,786,900)
                                                              -----------   -----------
Deferred tax asset, net.....................................  $        --   $        --
                                                              ===========   ===========

     Differences between the Company's effective tax rate for financial statement purposes and the U.S. Federal statutory tax rate are presented below:

                                                YEAR ENDED MARCH 31,
                                                ---------------------
                                                2000             1999
                                                -----            ----
Federal statutory tax rate....................   34.0%           34.0%
State income taxes............................    6.6             2.1
Change in valuation allowance.................  (34.9)             --
Other, net....................................    2.0            (0.4)
                                                -----            ----
Effective tax rate............................    7.7%           35.7%
                                                =====            ====

     Pretax earnings (losses) of the Company's foreign operations for the years ended March 31, 2001, 2000 and 1999 were $(466,230), $216,502 and $(175,276), respectively.

     The Company had unused net operating loss carryforwards available at March 31, 2001 that may be applied to reduce future taxable income as follows:

                                              NET OPERATING LOSS
                                                CARRYFORWARDS
EXPIRES DURING YEAR                      ----------------------------
ENDING MARCH 31,                          FEDERAL            STATE
-------------------                      ----------        ----------
      2007.............................  $       --        $  874,949
      2008.............................          --           233,162
      2010.............................          --         1,637,221
      2011.............................          --         5,019,184
      2013.............................      93,526                --
      2015.............................   3,595,899                --
      2016.............................   4,517,265                --
                                         ----------        ----------
                                         $8,206,690        $7,764,516
                                         ==========        ==========

NOTE 12 -- EARNINGS PER SHARE

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

                                                            YEARS ENDED MARCH 31,
                                                      ---------------------------------
                                                        2001        2000        1999
                                                      ---------   ---------   ---------
Basic shares........................................  6,089,329   5,986,425   5,954,472
Effect of dilutive securities -- options and
  warrants..........................................         --          --     167,639
                                                      ---------   ---------   ---------
Diluted shares......................................  6,089,329   5,986,425   6,122,111
                                                      =========   =========   =========

     Options and warrants totaling 314,175 shares were excluded from the computation of diluted shares for the year ended March 31, 1999 because their exercise prices were above the average market price of the common shares. Options and warrants were not considered for the years ended March 31, 2000 and 2001 because their effects would be antidilutive.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

     In March 1998, the Company moved into a new headquarters facility under an operating lease executed in November 1997. In addition to minimum rentals, the lease provides for adjustments relating to changes in real estate taxes and other operating expenses. The Company also rents five remote offices, including two domestic sales offices and the office facilities of the Company's subsidiaries based in Delaware, the United Kingdom, and India. The SEEC Germany office was closed during the year ended March 31, 2000, and the related future rent obligation, consisting of $63,165 in payments due through December 2001, was charged to expense. During the year ended March 31, 2001, a new lessee agreed to occupy the premises, and the Company was relieved from the remaining lease obligation of $39,186, which was credited to operations. Future minimum rental payments as of March 31, 2001 under leases having initial noncancelable lease terms in excess of one year are as follows:

YEAR ENDING MARCH 31,
---------------------
      2002................................................  $430,370
      2003................................................   375,604
      2004................................................    98,592
      2005................................................    24,844
                                                            --------
                                                            $929,410
                                                            ========

     Total rent expense incurred for all leases during the years ended March 31, 2001, 2000 and 1999 amounted to $489,827, $617,778 and $474,632, respectively.

     The Company has employment agreements with certain key employees that provide for minimum annual salaries and automatic annual renewals at the end of the initial two-year term. The agreements generally contain, among other things, confidentiality agreements, assignment to the Company of inventions made during employment (and under certain circumstances for two years following termination of employment) and non-competition agreements for the term of the agreements plus two years. Four executive employment/severance agreements provide for payments upon termination of employment, either under not-for-cause circumstances or if the key employee resigns for good reason, as defined. The maximum contingent liability under these agreements was approximately $303,000 at March 31, 2001.

NOTE 14 -- VALUATION AND QUALIFYING ACCOUNTS

     The following is a summary of the Company's valuation and qualifying account activity:

                                                                ADDITIONS     DEDUCTIONS
                                                 BALANCE AT     CHARGED TO    CREDITED TO    BALANCE AT
                                                BEGINNING OF    COSTS AND      ACCOUNTS        END OF
DESCRIPTION                                        PERIOD        EXPENSES     RECEIVABLE       PERIOD
-----------                                     ------------    ----------    -----------    ----------
Allowance for doubtful accounts for Accounts
  Receivable -- Trade for the year ended:
     MARCH 31, 2001...........................    $100,000       $152,117      $177,117       $ 75,000
     MARCH 31, 2000...........................    $210,000       $ 59,299      $169,299       $100,000
     MARCH 31, 1999...........................    $ 50,000       $175,363      $ 15,363       $210,000

NOTE 15 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended March 31, 2001 and 2000 is as follows (in thousands, except per share data):

YEAR ENDED MARCH 31, 2001                                 FIRST    SECOND     THIRD    FOURTH
-------------------------                                 ------   -------   -------   -------
Revenues................................................  $1,075   $   778   $   588   $   604
Gross profit............................................     630       410       219       258
Net loss................................................  (1,408)   (1,703)   (1,582)   (3,637)
Basic and diluted net loss per share....................   (0.23)    (0.28)    (0.26)    (0.60)

YEAR ENDED MARCH 31, 2000                                  FIRST    SECOND     THIRD    FOURTH
-------------------------                                 -------   -------   -------   -------
Revenues................................................  $ 2,004   $ 1,732   $ 1,558   $ 1,023
Gross profit............................................    1,329     1,204       996       568
Net loss................................................     (664)   (1,239)   (1,051)   (1,775)
Basic and diluted net loss per share....................    (0.11)    (0.21)    (0.17)    (0.29)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF SEEC

     Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our Annual Meeting of Shareholders on August 9, 2001 and is incorporated herein by reference to this
Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our Annual Meeting of Shareholders on August 9, 2001 and is incorporated herein by reference to this
Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our Annual Meeting of Shareholders on August 9, 2001 and is incorporated herein by reference to this
Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our Annual Meeting of Shareholders on August 9, 2001 and is incorporated herein by reference to this
Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report

  1. FINANCIAL STATEMENTS. The following financial statements are filed as part of this Annual Report on Form 10-K:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Certified Public Accountants..........     28
Consolidated Balance Sheets as of March 31, 2001 and 2000...     29
Consolidated Statements of Operations for the years ended
  March 31, 2001, 2000 and 1999.............................     30
Consolidated Statements of Shareholders' Equity for the
  years ended March 31, 2001, 2000 and 1999.................     31
Consolidated Statements of Cash Flows for the years ended
  March 31, 2001, 2000 and 1999.............................     32
Notes to Consolidated Financial Statements..................  33-44

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

  3. EXHIBITS. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

 EXHIBIT
   NO.                              DESCRIPTION
 -------    ------------------------------------------------------------
 2.1 (5)    Agreement and Plan of Merger dated July 16, 1999 between the
            Registrant and Mozart Systems Corporation
 3.1 (1)    The Registrant's Amended and Restated Articles of
            Incorporation
 3.2 (1)    The Registrant's Amended and Restated Bylaws
10.1 (1)    SEEC, Inc. 1994 Stock Option Plan
10.2 (1)    Registration Rights Agreement dated as of August 15, 1996
            among the Registrant and certain of its shareholders
10.3 (1)    Agreement dated July 16, 1996 between the Registrant and Raj
            Reddy
10.4 (2)    SEEC, Inc. 1997 Stock Option Plan
10.5 (4)    Asset Purchase Agreement dated August 7, 1998, between the
            Registrant and ERA
10.6 (3)    SEEC, Inc. 1998 Employee Stock Purchase Plan
10.7 (5)    Employment Agreement dated August 3, 1999 between Mozart
            Systems Corporation and Alan P. Parnass
10.8 (5)    Non-Competition Agreement dated August 3, 1999 between
            Mozart Systems Corporation and Alan P. and Kim I. Parnass
10.9 (6)    Agreement and Release dated March 7, 2000 between the
            Registrant and Allen Gart
10.10 (6)   Employment Agreement dated March 10, 2000 between the
            Registrant and Ravindra Koka
10.11 (6)   Employment Agreement dated March 10, 2000 between the
            Registrant and John D. Godfrey
10.12 (6)   Employment Agreement dated March 10, 2000 between the
            Registrant and Richard J. Goldbach
10.13 (7)   Agreement dated September 22, 2000 between the Registrant
            and Alan Parnass
10.14 (8)   Employment Agreement dated February 2, 2001 between the
            Registrant and Alan Parnass
10.15       Employment Agreement dated November 15, 1993 between the
            Registrant and Shankar Krish
21.1 (6)    Subsidiaries of the Company

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

(4) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 0-21985.

(5) Incorporated by reference to the Company's Report on Form 8-K dated August 4, 1999, File No. 0-21985.

(6) Incorporated by reference to Exhibits to the Company's Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 0-21985.

(7) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-54366.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000, File No. 000-21985.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEEC, INC.
June 25, 2001
                                          By:        /s/ RAVINDRA KOKA
                                            ------------------------------------
                                                       Ravindra Koka
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       SIGNATURE AND TITLE                                     DATE
                       -------------------                                     ----


                        /s/ RAVINDRA KOKA                                  June 25, 2001
   ------------------------------------------------------------
                          Ravindra Koka
         President, Chief Executive Officer and Director


                       /s/ JOHN D. GODFREY                                 June 25, 2001
   ------------------------------------------------------------
                         John D. Godfrey
                Vice President -- Customer Support
                           and Director


                     /s/ RICHARD J. GOLDBACH                               June 25, 2001
   ------------------------------------------------------------
                       Richard J. Goldbach
              Treasurer and Chief Financial Officer


                        /s/ RADHA R. BASU                                  June 25, 2001
   ------------------------------------------------------------
                          Radha R. Basu
                Chairman of the Board and Director


                        /s/ BEVERLY BROWN                                  June 25, 2001
   ------------------------------------------------------------
                          Beverly Brown
                             Director


                      /s/ GLEN F. CHATFIELD                                June 25, 2001
   ------------------------------------------------------------
                        Glen F. Chatfield
                             Director


                      /s/ ABRAHAM OSTROVSKY                                June 25, 2001
   ------------------------------------------------------------
                        Abraham Ostrovsky
                             Director


                       /s/ DENNIS YABLONSKY                                June 25, 2001
   ------------------------------------------------------------
                         Dennis Yablonsky
                             Director