Form 10-Q
period 2001-06-30
SEEC INC
filed 2001-08-14
CIK 925524

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

          As of July 31, 2001, there were 6,103,692 outstanding shares of Common Stock, par value $.01 per share, of SEEC, Inc.





================================================================================

                                   SEEC, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements
       Consolidated Statements of Operations for the three months ended
       June 30, 2001 and 2000.......................................................      2
       Condensed Consolidated Balance Sheets as of June 30, 2001 and
       March 31, 2001...............................................................      3
       Condensed Consolidated Statements of Cash Flows for the three months
       ended June 30, 2001 and 2000 ................................................      4
       Notes to Unaudited Consolidated Financial Statements.........................    5-6
Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of  Operations.......................................................    6-9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................      9
PART II--OTHER INFORMATION
Item 1.  Legal Proceedings..........................................................     10
Item 2.  Changes in Securities......................................................     10
Item 3.  Defaults Upon Senior Securities............................................     10
Item 4.  Submission of Matters to a Vote of Security Holders........................     10
Item 5.  Other Information..........................................................     10
Item 6.  Exhibits and Reports on Form 8-K...........................................  11-12
SIGNATURES..........................................................................     13

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                   SEEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED JUNE 30,
                                                                   -----------------------------------
                                                                       2001                   2000
                                                                   -----------             -----------
Revenues:
   Software license and maintenance fees                           $   342,357             $   681,224
   Professional services                                               242,785                 393,703
                                                                   -----------             -----------
   Total revenues                                                      585,142               1,074,927
                                                                   -----------             -----------
OPERATING EXPENSES:
   Cost of revenues:
   Software license and maintenance fees                               111,384                 112,919
   Professional services                                               235,344                 332,157
                                                                   -----------             -----------
   Total cost of revenues                                              346,728                 445,076
   General and administrative                                          474,737                 579,972
   Sales and marketing                                               1,051,828               1,185,476
   Research and development                                            452,226                 473,517
   Amortization of goodwill and other intangible assets                 44,019                 140,708
                                                                   -----------             -----------
   Total operating expenses                                          2,369,538               2,824,749
                                                                   -----------             -----------
LOSS FROM OPERATIONS                                                (1,784,396)             (1,749,822)
NET INTEREST INCOME                                                    223,218                 341,341
                                                                   -----------             -----------
NET LOSS                                                           $(1,561,178)            $(1,408,481)
                                                                   ===========             ===========
Basic and diluted net loss per common share                        $     (0.26)            $     (0.23)
                                                                   ===========             ===========
Weighted average number of basic and
   diluted common and common equivalent
   shares outstanding                                                6,103,692               6,095,486
                                                                   ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.
                      Condensed Consolidated Balance Sheets

                                                                            JUNE 30,                 MARCH 31,
                                                                             2001                     2001
                                                                          ------------             -----------
                                                                           (UNAUDITED)             (AUDITED *)
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $ 14,344,960             $ 16,049,397
  Short-term investments                                                     4,251,970                4,295,952
  Accounts receivable - trade, net                                             671,306                  539,682
  Prepaid expenses and other current assets                                    405,602                  497,011
                                                                          ------------             ------------
  Total current assets                                                      19,673,838               21,382,042

PROPERTY AND EQUIPMENT, NET                                                    906,855                  969,476

GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                      328,272                  370,504
                                                                          ------------             ------------
                                                                          $ 20,908,965             $ 22,722,022
                                                                          ============             ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                                $    351,207             $    508,849
  Accrued compensation                                                         402,904                  356,261
  Other current liabilities                                                    259,392                  284,920
  Deferred maintenance revenues                                                231,273                  303,966
  Income taxes payable                                                          46,132                   48,088
                                                                          ------------             ------------
  Total current liabilities                                                  1,290,908                1,502,084
                                                                          ------------             ------------

SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares authorized;
    none outstanding
  Common stock--$.01 par value; 20,000,000 shares authorized;
    6,309,187 shares issued                                                     63,092                   63,092
  Additional paid-in capital                                                34,578,425               34,578,425
  Accumulated deficit                                                      (14,109,559)             (12,548,380)
  Less treasury stock, at cost--205,495 shares                                (903,184)                (903,184)
  Accumulated other comprehensive income (loss)                                (10,717)                  29,985
                                                                          ------------             ------------
  Total shareholders' equity                                                19,618,057               21,219,938
                                                                          ------------             ------------
                                                                          $ 20,908,965             $ 22,722,022
                                                                          ============             ============

--------------
* Condensed from audited financial statements


   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Three Months Ended June 30,
                                                                    ------------------------------------
                                                                        2001                     2000
                                                                     -----------             -----------
Cash Flows Used by Operating Activities                              $(1,674,290)            $(1,462,267)
                                                                     -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net of disposals                 (20,122)                (47,025)
   Purchases of short-term investments                                  (767,057)                (36,452)
   Sales of short-term investments                                       758,819               3,001,434
   Other, net                                                             (1,787)                  1,628
                                                                     -----------             -----------
     Net cash provided (used) by investing activities                    (30,147)              2,919,585
                                                                     -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock                                                --                (162,484)
   Proceeds from exercise of stock options                                    --                  10,700
                                                                     -----------             -----------
     Net cash used by financing activities                                    --                (151,784)
                                                                     -----------             -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,704,437)              1,305,534
Cash and cash equivalents, beginning of period                        16,049,397              18,404,429
                                                                     -----------             -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $14,344,960             $19,709,963
                                                                     ===========             ===========


   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of SEEC, Inc., its wholly-owned subsidiaries, and its unincorporated branch operations (collectively the "Company" or "SEEC"). Management believes that all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of results have been included in the consolidated financial statements for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. Accordingly, these interim period consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

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

3. STOCK REPURCHASE PROGRAM

     In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3 million to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, employee stock purchase plan transactions, and for other corporate purposes. Through June 30, 2001, the Company had used $1.8 million to repurchase 386,000 shares, of which 180,505 shares were reissued to cover Employee Stock Purchase Plan transactions, stock option exercises, and stock warrant exercises. Repurchased shares are recorded as treasury shares.

4. EARNINGS PER SHARE

     Earnings per share ("EPS") for all periods presented is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Options and warrants are excluded from the computation of net loss per share of Common Stock for the quarters ended June 30, 2001 and 2000, because their effect is not dilutive.

5.       COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income (loss) and its components in its annual Consolidated Statement of Changes in Shareholders' Equity. The components of the Company's comprehensive income (loss) were as follows:

                                                                           THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                      ---------------------------
                                                                         2001            2000
                                                                      -----------     -----------
       Net loss                                                       $(1,561,178)    $(1,408,481)
       Unrealized gain (loss) on investments, net of taxes                (40,702)         13,588
                                                                      -----------     -----------
       Total comprehensive loss                                       $(1,601,880)    $(1,394,893)
                                                                      ===========     ==========

6. INCOME TAXES

     In the quarters ended June 30, 2000 and 2001, the Company calculated a deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of the Company's net operating loss carryforwards, resulting in no tax provision or benefit accrued in the quarter. As of March 31, 2001, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $8,207,000 and $7,765,000, respectively. The carryforwards expire at various times from March 31, 2007 to March 31, 2016. Certain changes in ownership could result in an annual limitation on the amount of carryforwards that may be utilized.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Part I, Item 2 of this report should be read in conjunction with Part II,
Item 7 of SEEC's Annual Report on Form 10-K for the year ended March 31, 2001. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of SEEC, but rather an update of disclosures made in the aforementioned filing. Certain information contained herein should be considered "forward-looking information," which is subject to a number of risks and uncertainties. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside our control. Other factors and assumptions are involved in the preparation of forward-looking information, and the failure of any such factors and assumptions to be realized may cause actual results to differ materially from those discussed. We assume no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.

OVERVIEW

     SEEC, Inc. (the "Company" or "SEEC") provides solutions for building flexible e-business applications while retaining and enhancing the ongoing value of our customers' existing systems. While taking full advantage of the benefits of current systems, we create composite e-business applications that combine the valuable pieces of the customer's current back-end systems with new component-based e-business architecture. This approach reduces both deployment time and risk of failure by reusing the mission-critical business rules locked within existing applications. With its flexible architecture, scalability and short deployment time, SEEC's solution addresses the full range of system understanding, business rule mining, composite applications and Web enablement.

     SEEC was founded in 1988 to develop tools and solutions for reengineering of legacy COBOL applications. Through 1999, organizations used SEEC's solutions extensively for year 2000 remediation and testing, legacy system maintenance, and legacy system reengineering. In fiscal 2001, we introduced SEEC Mosaic Studio and

SEEC Mosaic eSolutions, a comprehensive system transformation toolkit. We have also developed vertical industry solutions that include function-specific application components and activation services for rapid deployment of customized applications in industries such as insurance and health care. Organizations are now employing our solutions using our flexible, easy-to-change application architecture to automate their core business processes for system understanding, business rule mining, composite applications and Web enablement.

     Our customer base consists primarily of large and medium-sized organizations including corporations, third-party information technology ("IT") service providers, higher education institutions, non-profit entities and governmental agencies. We derive our revenues from software license and maintenance fees and professional services fees. Professional services are typically provided to customers in conjunction with the license of software products. Our enterprise solutions and software products and services are marketed through a broad range of distribution channels, including direct sales to end users, and to end users in conjunction with our partners.


COMPARISON OF QUARTERS ENDED JUNE 30, 2001 AND 2000

     The following section includes information related to changes in SEEC's Consolidated Statements of Operations. References to the first quarter of fiscal 2002 and to the first quarter of fiscal 2001 refer to the three months ended June 30, 2001 and June 30, 2000, respectively.

     REVENUES. Total revenues for the first quarter of fiscal 2002 were $585,000 compared to $1,075,000 for the first quarter of fiscal 2001, a decrease of $490,000 or 46%. Of this $490,000 decrease in total revenues, the decline in software license and maintenance fees was $339,000 and the decline in professional services revenues was $151,000. Software license and maintenance fees were $342,000 for the first quarter of fiscal 2002 compared to $681,000 for the first quarter of fiscal 2001, a decrease of 50%. Professional services revenues were $243,000 for the first quarter of fiscal 2002 compared to $394,000 for the first quarter of fiscal 2001, a decrease of 38%.

     The decreases in revenues are primarily attributable to the global economic slowdown. Many companies have chosen to defer or reduce the rate of spending on certain information technology ("IT") projects, with IT funding becoming more directed toward projects that are considered critical to companies' operations, or are viewed as necessary for competitive reasons. This reduced spending on software and services has negatively impacted our revenues.

     COST OF REVENUES. Total cost of revenues was $347,000 for the first quarter of fiscal 2002 compared to $445,000 for the first quarter of fiscal 2001, a decrease of $98,000 or 22%. The decrease in total cost of revenues corresponds to the overall decline in revenues, discussed above.

     Cost of software license and maintenance fees includes the costs of providing customer support services, royalty expenses, the cost of third-party software sold, and, to a lesser degree, the costs of media, manuals, duplication and shipping related to sales of certain of our software products. Customer support is primarily telephone or online (Internet) support for customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $111,000 for the first quarter of fiscal 2002 compared to $113,000 for the first quarter of fiscal 2001, a decrease of $2,000 or 2%.

     Professional services costs consist primarily of compensation and related benefits, and travel and equipment for Company personnel responsible for providing consulting and training services to customers. Professional services costs were $235,000 for the first quarter of fiscal 2002 compared to $332,000 for the first quarter of fiscal 2001, a decrease of $97,000 or 29%. This decrease was primarily attributable to reductions in personnel costs. Due to the under-utilization of professional staff, total costs of professional services did not decrease at the same rate as services revenues between periods.

     GROSS MARGINS. Total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 41% and 59% for the quarters ended June 30, 2001 and 2000, respectively. Gross margin percentages were 68% and 83% for software license and maintenance fees, and 3% and 16% for professional services for the first quarters of fiscal 2002 and 2001, respectively. The gross margin percentages for software license and maintenance fees are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. These percentages also fluctuate depending on the mix of software products and the varying royalty expenses, if any, associated with those products. The gross margin percentages for professional services vary depending on the utilization rates for billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentage for professional services in the first quarter of fiscal 2002 was lower than the gross margin percentage in fiscal 2001 due to the decrease in professional services revenues, with the resulting lower utilization rates of our billable consultants.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $475,000 for the first quarter of fiscal 2002 compared to $580,000 for the first quarter of fiscal 2001, a decrease of $105,000 or 18%. The decrease is primarily due to ongoing efforts to reduce general operating expenses.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, and other promotional activities. Sales and marketing expenses were $1,052,000 for the first quarter of fiscal 2002 compared to $1,185,000 for the first quarter of fiscal 2001, a decrease of $133,000 or 11%. Expenses in the first quarter of fiscal 2001 included higher levels of spending on advertising and promotion, and the operating costs for our Korean branch. The Seoul, Korea office was closed in the fourth quarter of fiscal 2001.

     RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $452,000 for the first quarter of fiscal 2002, compared to $474,000 for the first quarter of fiscal 2001, a decrease of $22,000 or 5%. The decrease is primarily attributable to non-recurring incentive compensation expense recorded in the first quarter of fiscal 2001. No such expense was incurred in the first quarter of fiscal 2002.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are amortized over their estimated useful lives of five to seven years. In the first quarter of fiscal 2002, amortization of goodwill and other intangible assets amounted to $44,000 compared to $141,000 for the first quarter of fiscal 2001, a decrease of $97,000 or 69%. The decrease is due to the write-down of goodwill and other intangible assets recorded in the fourth quarter of fiscal 2001, which reduced the amount of these assets subject to amortization in the first quarter of fiscal 2002 and subsequent quarters.

     NET INTEREST INCOME. Net interest income consists principally of interest income on cash equivalents and short-term investments, comprised primarily of money market funds and high-grade bonds and bond funds with average maturities of less than two years. Net interest income was $223,000 for the first quarter of fiscal 2002 compared to $341,000 for the first quarter of fiscal 2001, a decrease of $118,000 or 35%. The decrease is due to the combined effect of lower balances of cash and short-term investments, and lower short-term interest rates, for the first quarter of fiscal 2002 compared to the prior year's first quarter.

     INCOME TAXES. In the respective first quarters, the Company calculated a net deferred tax asset, which was fully offset by a valuation allowance due to the uncertainty of realization of our net operating loss carryforwards. As a result, no provision for income taxes was recorded. At March 31, 2001, SEEC had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $8,207,000 and $7,765,000, respectively. The carryforwards expire at various times from March 31, 2007 to March 31, 2016. Certain changes in SEEC's ownership could result in an annual limitation on the amount of carryforwards that may be utilized.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, we had cash, cash equivalents, and short-term investments of $18,597,000 and working capital of $18,383,000. Excess cash has been invested, and we expect that it will continue to be invested, in interest-bearing investment grade securities and money market funds. We used $1,674,000 for operating activities in the three months ended June 30, 2001, compared to $1,462,000 used for operating activities in the three months ended June 30, 2000. In the three months ended June 30, 2000, we generated $2,965,000 in cash and cash equivalents from sales of short-term investments, net of purchases, and we used $162,000 for stock repurchases.

     Our cash balances may be used to develop or expand domestic and international sales and marketing efforts, to establish additional facilities, to hire additional personnel, to increase research and development, for capital expenditures, and for working capital and other general corporate purposes. We may also utilize cash to develop or acquire other businesses, products or technologies complementary to our current business. The amounts actually expended for each such purpose may vary significantly and are subject to change at our discretion, depending upon certain factors, including economic or industry conditions, changes in the competitive environment and strategic opportunities that may arise. We believe that cash flows from operations and the current cash balances will be sufficient to meet our liquidity needs for the foreseeable future. In the longer term, we may require additional sources of capital to fund future growth. Such sources of capital may include additional equity offerings or debt financings.

SEASONALITY

     We do not believe that our operations are affected by seasonal factors. Our cash flows may at times fluctuate due to the timing of cash receipts from large individual sales.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates to our cash equivalent instruments and short-term investments. We invest our excess cash in short-term, floating-rate instruments. Short-term investments consist of fixed-income securities of government agencies and high quality corporate issuers. The average duration of the short-term investment portfolio of debt securities is approximately two years. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss). A sharp rise in interest rates could have a material adverse impact on the fair value of our fixed-income investments. Conversely, declines in interest rates could have a material impact on interest earnings. We do not currently use derivative financial instruments to hedge these interest rate exposures.

     Foreign Currency Risk. We are exposed to foreign currency exchange rate fluctuations as the financial results of our foreign subsidiaries in India and the United Kingdom are translated into U.S. dollars. As part of our risk management strategy, we maintain only nominal foreign currency cash balances, consisting of working funds necessary to facilitate the short-term operations of our subsidiaries. We did not hold any material foreign-denominated financial instruments or contracts, and we have not entered into foreign currency hedge transactions. The effect of an immediate 10% change in exchange rates would not have a material impact on our operating results or cash flows.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  On August 9, 2001, the Company held its 2001 Annual Meeting of
     Shareholders.

(b) Directors elected at the August 9, 2001 meeting were Radha R. Basu and Dennis Yablonsky. Directors whose terms of office continued after the meeting were Ravindra Koka, Beverly Brown, Abraham Ostrovsky, and Glen F. Chatfield.

(c) The following matters were voted upon at the 2001 Annual Meeting of Shareholders, with the results indicated:

          (1)  Election of Class II Directors:

                                                                              AUTHORITY    BROKER
                                                                 VOTED FOR     WITHHELD   NON-VOTES
                                                                 ---------    ---------   ---------
                  Radha R. Basu.............................     5,362,074      35,100         --
                  Dennis Yablonsky..........................     5,362,074      35,100         --

          (2) Proposal to approve the SEEC, Inc. 2000 Non-Employee Directors Stock Option Plan:

                  Votes for......................................   5,182,176
                  Votes against..................................     206,386
                  Abstentions....................................       8,612
                  Broker non-votes...............................          --

          (3) Proposal to ratify the appointment of BDO Seidman, LLP as independent accountants of the Company for the fiscal year ending March 31, 2002:

                  Votes for......................................   5,364,855
                  Votes against..................................      21,216
                  Abstentions....................................      11,103
                  Broker non-votes...............................          --

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

    The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

         EXHIBIT
           NO.                              DESCRIPTION
         --------    -----------------------------------------------------------
          2.1  (5)   Agreement and Plan of Merger dated July 16, 1999 between
                     the Registrant and Mozart Systems Corporation.
          3.1  (1)   The Registrant's Amended and Restated Articles of
                     Incorporation.
          3.2  (1)   The Registrant's Amended and Restated Bylaws.
         10.1  (1)   SEEC, Inc. 1994 Stock Option Plan.
         10.2  (1)   Registration Rights Agreement dated as of August 15,
                     1996 among the Registrant and certain of its shareholders.
         10.3  (1)   Agreement dated July 16, 1996 between the Registrant and
                     Raj Reddy.
         10.4  (2)   SEEC, Inc. 1997 Stock Option Plan.
         10.5  (4)   Asset Purchase Agreement dated August 7, 1998, between the
                     Registrant and ERA.
         10.6  (3)   SEEC, Inc. 1998 Employee Stock Purchase Plan.
         10.7  (5)   Employment Agreement dated August 3, 1999 between Mozart
                     Systems Corporation and Alan P. Parnass.
         10.8  (5)   Non-Competition Agreement dated August 3, 1999 between
                     Mozart Systems Corporation and Alan P. and Kim I. Parnass.
         10.9  (6)   Agreement and Release dated March 7, 2000 between the
                     Registrant and Allen Gart.
         10.10 (6)   Employment Agreement dated March 10, 2000 between the
                     Registrant and Ravindra Koka.
         10.11 (6)   Employment Agreement dated March 10, 2000 between the
                     Registrant and John D. Godfrey.
         10.12 (6)   Employment Agreement dated March 10, 2000 between the
                     Registrant and Richard J. Goldbach.
         10.13 (7)   Agreement dated September 22, 2000 between the Registrant
                     and Alan Parnass.
         10.14 (8)   Employment Agreement dated February 2, 2001 between the
                     Registrant and Alan Parnass.
         10.15 (9)   Employment Agreement dated November 15, 1993 between the
                     Registrant and Shankar Krish.
         10.16       Employment Agreement dated June 13, 2001 between the
                     Registrant and Bruce W. Cameron
         21.1  (6)   Subsidiaries of the Company.

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

(2) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, File No. 0-21985.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-62149.

(4) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 0-21985.

(5) Incorporated by reference to the Company's Report on Form 8-K dated August 4, 1999, File No. 0-21985.

(6) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 0-21985.

(7) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-54366.

(8) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000, File No. 0-21985.

(9) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, File No. 0-21985.

(b) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SEEC, Inc.
                                         ---------------------------------------
                                                     (Registrant)

Date: August 14, 2001
                                     By:         /s/  RAVINDRA KOKA
                                         ---------------------------------------
                                                     Ravindra Koka
                                            President, Chief Executive Officer
                                                       and Director


                                      By:      /s/  RICHARD J. GOLDBACH
                                         ---------------------------------------
                                                   Richard J. Goldbach
                                          Treasurer and Chief Financial Officer