Form 10-Q
period 2001-09-30
SEEC INC
filed 2001-11-13
CIK 925524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 Yes [X] No [ ]

      As of October 31, 2001, there were 6,077,210 outstanding shares of Common Stock, par value $.01 per share, of SEEC, Inc.

                                   SEEC, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                         ------
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
      Consolidated Statements of Operations for the three- and six-month periods ended
          September 30, 2001 and 2000................................................................        2
      Condensed Consolidated Balance Sheets as of September 30, 2001 and March 31, 2001..............        3
      Condensed Consolidated Statements of Cash Flows for the six-month periods ended
          September 30, 2001 and 2000 ...............................................................        4
      Notes to Unaudited Consolidated Financial Statements...........................................        5
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......        6
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................       10

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................................................       11
Item 2.  Changes in Securities.......................................................................       11
Item 3.  Defaults Upon Senior Securities.............................................................       11
Item 4.  Submission of Matters to a Vote of Security Holders.........................................       11
Item 5.  Other Information...........................................................................       11
Item 6.  Exhibits and Reports on Form 8-K............................................................       12

SIGNATURES...........................................................................................       14

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                   SEEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                               ------------------------------        -------------------------------
                                                                   2001               2000               2001               2000
                                                               -----------        -----------        -----------        ------------
Revenues:
  Software license and maintenance fees                        $   447,291        $   625,346        $   789,648        $ 1,306,570
  Professional services                                            158,420            152,900            401,205            546,603
                                                               -----------        -----------        -----------        -----------
    Total revenues                                                 605,711            778,246          1,190,853          1,853,173
                                                               -----------        -----------        -----------        -----------
OPERATING EXPENSES:
 Cost of revenues:
  Software license and maintenance fees                             89,099             96,060            200,483            208,979
  Professional services                                            228,651            272,646            463,995            604,803
                                                               -----------        -----------        -----------        -----------
    Total cost of revenues                                         317,750            368,706            664,478            813,782
 General and administrative                                        481,197            659,083            955,934          1,239,055
 Sales and marketing                                             1,040,792          1,278,257          2,092,620          2,463,733
 Research and development                                          383,556            399,684            835,782            873,201
 Amortization of goodwill and other intangible assets               44,019            140,814             88,038            281,522
                                                               -----------        -----------        -----------        -----------
    Total operating expenses                                     2,267,314          2,846,544          4,636,852          5,671,293
                                                               -----------        -----------        -----------        -----------
LOSS FROM OPERATIONS                                            (1,661,603)        (2,068,298)        (3,445,999)        (3,818,120)
NET INTEREST INCOME                                                174,625            365,190            397,843            706,531
                                                               -----------        -----------        -----------        -----------
NET LOSS                                                       $(1,486,978)       $(1,703,108)       $(3,048,156)       $(3,111,589)
                                                               ===========        ===========        ===========        ===========
Basic and diluted net loss per common share                    $     (0.24)       $     (0.28)       $     (0.50)       $     (0.51)
                                                               ===========        ===========        ===========        ===========
Weighted average number of basic and
  diluted common and common equivalent
  shares outstanding                                             6,113,659          6,079,706          6,108,703          6,087,552
                                                               ===========        ===========        ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,        MARCH 31,
                                                                       2001               2001
                                                                   ------------       ------------
                                                                    (UNAUDITED)       (AUDITED *)

                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                         $ 12,810,483       $ 16,049,397
 Short-term investments                                               4,200,229          4,295,952
 Accounts receivable - trade, net                                       692,087            539,682
 Prepaid expenses and other current assets                              418,262            497,011
                                                                   ------------       ------------
    Total current assets                                             18,121,061         21,382,042

PROPERTY AND EQUIPMENT, NET                                             850,270            969,476

GOODWILL AND OTHER INTANGIBLE ASSETS, NET                               284,329            370,504
                                                                   ------------       ------------
                                                                   $ 19,255,660       $ 22,722,022
                                                                   ============       ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable - trade                                          $    226,718       $    508,849
 Accrued compensation                                                   345,849            356,261
 Other current liabilities                                              253,269            284,920
 Deferred maintenance revenues                                          175,944            303,966
 Income taxes payable                                                    49,399             48,088
                                                                   ------------       ------------
    Total current liabilities                                         1,051,179          1,502,084
                                                                   ------------       ------------

SHAREHOLDERS' EQUITY:
 Preferred stock--no par value; 10,000,000 shares authorized;
   none issued
 Common stock--$.01 par value; 20,000,000 shares authorized;
   6,309,187 shares issued                                               63,092             63,092
 Additional paid-in capital                                          34,589,206         34,578,425
 Accumulated deficit                                                (15,646,841)       (12,548,380)
 Less treasury stock, at cost--211,677 and 205,495 shares
   at September 30 and March 31, 2001, respectively                    (854,885)          (903,184)
 Accumulated other comprehensive income                                  53,909             29,985
                                                                   ------------       ------------
    Total shareholders' equity                                       18,204,481         21,219,938
                                                                   ------------       ------------
                                                                   $ 19,255,660       $ 22,722,022
                                                                   ============       ============

--------
* Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                               ------------------------------
                                                                   2001                2000
                                                               -----------        -----------
CASH FLOWS USED BY OPERATING ACTIVITIES                        $(3,290,864)       $(2,984,532)
                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net of disposals          (47,943)           (78,512)
    Purchases of short-term investments                           (767,057)        (1,906,162)
    Sales of short-term investments                                870,819          4,813,062
    Other, net                                                      (1,863)            (1,870)
                                                               -----------        -----------
     Net cash provided by investing activities                      53,956          2,826,518
                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchases of treasury stock                                    (33,014)          (338,522)
    Common stock issued                                             31,008            155,398
                                                               -----------        -----------
     Net cash used by financing activities                          (2,006)          (183,124)
                                                               -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (3,238,914)          (341,138)
Cash and cash equivalents, beginning of period                  16,049,397         18,404,429
                                                               -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $12,810,483        $18,063,291
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

3.    STOCK REPURCHASE PROGRAM

      In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3 million to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, employee stock purchase plan transactions, and for other corporate purposes. Through September 30, 2001, the Company had used $1.8 million to repurchase 409,800 shares, of which 198,123 shares were reissued to cover Employee Stock Purchase Plan transactions, stock option exercises, and stock warrant exercises. Repurchased shares are recorded as treasury shares.

4.    EARNINGS PER SHARE

      Earnings per share ("EPS") for all periods presented is computed in accordance with the provisions of

Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Options and warrants are excluded from the computation of net loss per share of common stock for the three- and six-month periods ended September 30, 2001 and 2000, because their effect is not dilutive.

5.    COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income (loss) and its components in its annual Consolidated Statement of Changes in Shareholders' Equity. The components of the Company's comprehensive income (loss) were as follows:

                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                     -----------------------------       -----------------------------
                                         2001             2000              2001              2000
                                     -----------       -----------       -----------       -----------
Net loss                             $(1,486,978)      $(1,703,108)      $(3,048,156)      $(3,111,589)
Unrealized gain on investments,
net of taxes                              64,626            24,560            23,924            38,148
                                     -----------       -----------       -----------       -----------

Total comprehensive loss             $(1,422,352)      $(1,678,548)      $(3,024,232)      $(3,073,441)
                                     ===========       ===========       ===========       ===========


6.    INCOME TAXES

      In the three- and six-month periods ended September 30, 2001 and 2000, the Company calculated a deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of the Company's net operating loss carryforwards, resulting in no tax provision or benefit accrued in the periods. As of March 31, 2001, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $8,207,000 and $7,765,000, respectively. The carryforwards expire at various times from March 31, 2007 to March 31, 2016. Certain changes in ownership could result in an annual limitation on the amount of carryforwards that may be utilized.


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

      SEEC was founded in 1988 to develop tools and solutions for reengineering of legacy COBOL applications. Through 1999, organizations used SEEC's solutions extensively for year 2000 remediation and testing, legacy system maintenance, and legacy system reengineering. In fiscal 2001, we introduced SEEC Mosaic Studio and SEEC Mosaic eSolutions, a comprehensive system transformation toolkit. We have developed and continue to enhance vertical industry solutions that include function-specific application components and activation services for rapid deployment of customized applications.

      Initially, our primary vertical industry target is the insurance industry, where our solutions are expected to enable our customers to reduce expenses while empowering their agent/broker network with improved access to information and an automated premium quoting process. In the future we plan to expand our vertical solutions to industries such as healthcare and financial services that employ mainframe systems and need to leverage the Web to increase revenues, reduce expenses, or both.

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

COMPARISON OF THREE- AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

      The following section includes information related to changes in SEEC's Consolidated Statements of Operations. References to the second quarter of fiscal 2002 and to the second quarter of fiscal 2001 refer to the three months ended September 30, 2001 and September 30, 2000, respectively.

      REVENUES. Total revenues for the second quarter of fiscal 2002 were $606,000 compared to $778,000 for the second quarter of fiscal 2001, a decrease of $172,000 or 22%. For the six months ended September 30, 2001, total revenues were $1,191,000 compared to $1,853,000 for the six months ended September 30, 2000, a decrease of $662,000 or 36%.

      Software license and maintenance fees were $447,000 for the second quarter of fiscal 2002 compared to $625,000 for the second quarter of fiscal 2001, a decrease of $178,000 or 28%. For the six months ended September 30, 2001, software license and maintenance fees were $790,000 compared to $1,307,000 for the six months ended September 30, 2000, a decrease of $517,000 or 40%. Professional services revenues were $158,000 for the second quarter of fiscal 2002 compared to $153,000 for the second quarter of fiscal 2001, an increase of $5,000 or 3%. For the six months ended September 30, 2001, professional services revenues were $401,000 compared to $547,000 for the six months ended September 30, 2000, a decrease of $146,000 or 27%.

      The decreases in revenues are primarily attributable to the global economic slowdown, as many companies have chosen to defer or reduce the rate of spending on information technology ("IT") projects. This reduced spending on software and services has negatively impacted our revenues.

      COST OF REVENUES. Total cost of revenues was $318,000 for the second quarter of fiscal 2002 compared to $369,000 for the second quarter of fiscal 2001, a decrease of $51,000 or 14%. For the six months ended September 30, 2001, total cost of revenues was $664,000 compared to $814,000 for the six months ended September 30, 2000, a decrease of $150,000 or 18%. The decrease in total cost of revenues is associated with the overall decline in revenues, discussed above.

      Cost of software license and maintenance fees includes the costs of providing customer support services, royalty expenses, the cost of third-party software sold, and, to a lesser degree, the costs of media, manuals, duplication and shipping related to sales of certain of our software products. Customer support is primarily delivered via telephone or online (Internet) to customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $89,000 for the second quarter of fiscal 2002 compared to $96,000 for the second quarter of fiscal 2001, a decrease of $7,000 or 7%. For the six months ended September 30, 2001, cost of software license and maintenance fees were $200,000 compared to $209,000 for the six months ended September 30, 2000, a decrease of $9,000 or 4%.

      Professional services costs consist primarily of compensation and related benefits, and travel and equipment for Company personnel responsible for providing consulting and training services to customers. Professional services costs were $229,000 for the second quarter of fiscal 2002 compared to $273,000 for the second quarter of fiscal 2001, a decrease of $44,000 or 16%. For the six months ended September 30, 2001, professional services costs were $464,000 compared to $605,000 for the six months ended September 30, 2000, a decrease of $141,000 or 23%. The decrease in professional services costs was attributable primarily to the reduction in employment-related expenses.

      GROSS MARGINS. Total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 48% and 44% for the three- and six-month periods ended September 30, 2001 compared to 53% and 56% for the three- and six-month periods ended September 30, 2000, respectively. Gross margin percentages were 80% and 85% for software license and maintenance fees, and (44)% and (78)% for professional services for the second quarters of fiscal 2002 and 2001, respectively. Gross margin percentages were 75% and 84% for software license and maintenance fees, and (16)% and (11)% for professional services for the six-month periods ended September 30, 2001 and 2000, respectively. The gross margin percentages for software license and maintenance fees are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. These percentages also fluctuate depending on the mix of software products and the varying royalty expenses, if any, associated with those products. The gross margin percentages for professional services vary depending on the utilization rates for billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentage for professional services in the second quarter of fiscal 2002 was higher than the gross margin percentage in fiscal 2001 due primarily to a reduction in payroll costs, with little change in revenues between the periods. In the six-month periods, the gross margin percentage for professional services in fiscal 2002 was lower than in fiscal 2001 because of the decrease in professional services revenues.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $481,000 for the second quarter of fiscal 2002 compared to $659,000 for the second quarter of fiscal 2001, a decrease of $178,000 or 27%. For the six months ended September 30, 2001, general and administrative expenses were $956,000, compared to $1,239,000 for the six months ended September 30, 2000, a decrease of $283,000 or 23%. These decreases were a result of ongoing efforts to reduce general operating expenses, including the discontinuation of operations in Singapore in the second quarter of fiscal 2001 and in Korea in the fourth quarter of fiscal 2001, and significant reductions in the general and administrative costs associated with Mozart Systems Corporation ("Mozart"), which was acquired in the second quarter of fiscal 2000.

      SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, trade shows, and other promotional activities. Sales and marketing expenses were $1,041,000 for the second quarter of fiscal 2002 compared to $1,278,000 for the second quarter of fiscal 2001, a decrease of $237,000 or 19%. For the six months ended September 30, 2001, sales and marketing expenses were $2,093,000 compared to $2,464,000 for the six months ended September 30, 2000, a decrease of $371,000 or 15%. Expenses in the first six months of fiscal 2001 included higher levels of spending on advertising and promotion, particularly tradeshows and user conferences, and the operating costs for our Korean branch that was closed in the fourth quarter of fiscal 2001.

      RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $384,000 for the second quarter of fiscal 2002 compared to $400,000 for the second quarter of fiscal 2001, a decrease of $16,000 or 4%. For the six months ended September 30, 2001, expenditures for research and development were $836,000 compared to $873,000 for the six months ended September 30, 2000, a decrease of $37,000 or 4%. These decreases were the result of reductions in employment-related expenses.

      AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are amortized over their estimated useful lives of five to seven years. In the second quarter of fiscal 2002, amortization of goodwill and other intangible assets amounted to $44,000 compared to $141,000 for the second quarter of fiscal 2001, a decrease of $97,000 or 69%. For the six months ended September 30, 2001, amortization expense was $88,000 compared to $282,000 for the six months ended September 30, 2000, a decrease of $194,000 or 69%. The reductions are due to the write-down of goodwill and other intangible assets recorded in the fourth quarter of fiscal 2001, which reduced the amount of these assets subject to amortization in subsequent quarters.

      NET INTEREST INCOME. Net interest income consists principally of interest income on cash equivalents and short-term investments, which are comprised primarily of money market funds and high-grade bonds and bond funds with average maturities of less than two years. Net interest income was $175,000 for the second quarter of fiscal 2002 compared to $365,000 for the second quarter of fiscal 2001, a decrease of $190,000 or 52%. For the six months ended September 30, 2001, net interest income was $398,000 compared to $707,000, a decrease of $309,000 or 44%. These decreases result from lower cash and short-term investments balances combined with the effect of lower short-term interest rates in the current year periods as compared to the prior year periods.

      INCOME TAXES. In fiscal 2002 and 2001, the Company calculated a net deferred tax asset, which was fully offset by a valuation allowance due to the uncertainty of realization of our net operating loss carryforwards. As a result, no provision for income taxes was recorded. At March 31, 2001, SEEC had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $8,207,000 and $7,765,000, respectively. The carryforwards expire at various times from March 31, 2007 to March 31, 2016. Certain changes in SEEC's ownership could result in an annual limitation on the amount of carryforwards that may be utilized.


LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2001, we had cash, cash equivalents, and short-term investments of $17,011,000 and working capital of $17,070,000. Excess cash has been invested, and we expect that it will continue to be invested, in interest-bearing investment grade securities and money market funds. We used $3,291,000 for operating activities in the six months ended September 30, 2001, compared to $2,985,000 used for operating activities in the six months ended September 30, 2000. In the six months ended September 30, 2001, we generated $104,000 in cash and cash equivalents from sales of short-term investments, net of purchases, and we used $33,000 for stock repurchases.

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

FOREIGN CURRENCY

      The overall effects of foreign currency exchange rates on our business during the periods discussed have not been material. Movements in foreign currency exchange rates create a degree of risk to our operations if those movements affect the dollar value of costs incurred in foreign currencies. The majority of our billings to date have been denominated in U.S. dollars. Changing currency exchange rates may affect our competitive position if such changes impact the profitability and business and/or pricing strategies of non-U.S. based competitors.

      The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of these subsidiaries and branches are remeasured at the current exchange rate at the balance sheet date, and non-monetary items are translated at historical rates. Revenues and expenses are translated using the average exchange rate during the period.

OTHER

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. It also may require, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

      SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of any intangible asset with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.

      SEEC expects to adopt the new standards beginning April 1, 2002. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

      The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $203,262 and other intangible assets is $81,067. Amortization expense during the six-month period ended September 30, 2001 was approximately $88,000. The Company has not yet determined how the adoption of SFAS Nos. 141 and 142 will impact its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates to our cash equivalent instruments and short-term investments. We invest our excess cash in short-term, floating-rate instruments. Short-term investments consist of fixed-income securities of government agencies and high quality corporate issuers. The average duration of the short-term investment portfolio of debt securities is approximately two years. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss). A sharp rise in interest rates could have a material adverse impact on the fair value of our fixed-income investments. Conversely, declines in interest rates could have a material impact on interest earnings. We do not currently use derivative financial instruments to hedge these interest rate exposures.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -- NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES -- NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NOT APPLICABLE

ITEM 5. OTHER INFORMATION -- NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

      The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

       EXHIBIT
          NO.                                 DESCRIPTION
     -----------       ---------------------------------------------------------------------------------
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

      10.12 (6)        Employment Agreement dated March 10, 2000 between the Registrant and Richard J. Goldbach.

      10.13 (7)        Agreement dated September 22, 2000 between the Registrant and Alan Parnass.

      10.14 (8)        Employment Agreement dated February 2, 2001 between the Registrant and Alan Parnass.

      10.15 (9)        Employment Agreement dated November 15, 1993 between the Registrant and Shankar Krish.

     10.16 (10)        Employment Agreement dated June 13, 2001 between the Registrant and Bruce W. Cameron

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

      (6) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 0-21985.

      (7) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-54366.

      (8) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000, File No. 0-21985.

      (9) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, File No. 0-21985.

      (10) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 0-21985.

(b)   REPORTS ON FORM 8-K:

      No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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


                                                   SEEC, Inc.
                                 -----------------------------------------------
                                                  (Registrant)

Date: November 13, 2001
                             By:           /s/    RAVINDRA KOKA
                                 -----------------------------------------------
                                                  Ravindra Koka
                                 President, Chief Executive Officer and Director

                             By:        /s/    RICHARD J. GOLDBACH
                                 -----------------------------------------------
                                               Richard J. Goldbach
                                      Treasurer and Chief Financial Officer