Form 10-Q
period 2001-12-31
SEEC INC
filed 2002-02-08
CIK 925524

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

        As of January 31, 2002, there were 6,082,144 outstanding shares of Common Stock, par value $.01 per share, of SEEC, Inc.


================================================================================

                                   SEEC, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
  PART I--FINANCIAL INFORMATION
  Item 1.  Financial Statements
       Consolidated Statements of Operations for the three- and nine-month periods ended
           December 31, 2001 and 2000...............................................................        2
       Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31, 2001.............        3
       Condensed Consolidated Statements of Cash Flows for the nine-month periods ended
           December 31, 2001 and 2000 ..............................................................        4
       Notes to Unaudited Consolidated Financial Statements.........................................        5
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....        6
  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................       10
  PART II--OTHER INFORMATION
  Item 1.  Legal Proceedings........................................................................       11
  Item 2.  Changes in Securities....................................................................       11
  Item 3.  Defaults Upon Senior Securities..........................................................       11
  Item 4.  Submission of Matters to a Vote of Security Holders......................................       11
  Item 5.  Other Information........................................................................       11
  Item 6.  Exhibits and Reports on Form 8-K.........................................................       11
  SIGNATURES........................................................................................       13


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   SEEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     DECEMBER 31,                        DECEMBER 31,
                                                             -----------------------------       -----------------------------
                                                                2001              2000              2001              2000
                                                             -----------       -----------       -----------       -----------
Revenues:
   Software license and maintenance fees                     $   343,787       $   459,282       $ 1,133,435       $ 1,765,852
   Professional services                                         204,628           128,615           605,833           675,218
                                                             -----------       -----------       -----------       -----------
   Total revenues                                                548,415           587,897         1,739,268         2,441,070
                                                             -----------       -----------       -----------       -----------
OPERATING EXPENSES:
   Cost of revenues:
   Software license and maintenance fees                          83,804           123,862           284,287           332,841
   Professional services                                         190,066           244,578           654,061           849,381
                                                             -----------       -----------       -----------       -----------
   Total cost of revenues                                        273,870           368,440           938,348         1,182,222
   General and administrative                                    438,117           561,749         1,394,050         1,800,804
   Sales and marketing                                         1,035,948         1,010,769         3,128,568         3,474,502
   Research and development                                      400,539           430,949         1,236,321         1,304,150
   Amortization of goodwill and other intangible assets           44,020           140,731           132,058           422,253
                                                             -----------       -----------       -----------       -----------
   Total operating expenses                                    2,192,494         2,512,638         6,829,345         8,183,931
                                                             -----------       -----------       -----------       -----------
LOSS FROM OPERATIONS                                          (1,644,079)       (1,924,741)       (5,090,077)       (5,742,861)
NET INTEREST INCOME                                              162,170           342,736           560,013         1,049,267
                                                             -----------       -----------       -----------       -----------
NET LOSS                                                     $(1,481,909)      $(1,582,005)      $(4,530,064)      $(4,693,594)
                                                             ===========       ===========       ===========       ===========
Basic and diluted net loss per common share                  $     (0.24)      $     (0.26)      $     (0.74)      $     (0.77)
                                                             ===========       ===========       ===========       ===========
Weighted average number of basic and
   diluted common and common equivalent
   shares outstanding                                          6,081,764         6,085,082         6,099,691         6,086,726
                                                             ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,        MARCH 31,
                                                                        2001              2001
                                                                    ------------       ------------
                                                                     (UNAUDITED)        (AUDITED *)
                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $ 11,401,951       $ 16,049,397
  Short-term investments                                               4,325,639          4,295,952
  Accounts receivable - trade, net                                       662,206            539,682
  Prepaid expenses and other current assets                              401,429            497,011
                                                                    ------------       ------------
  Total current assets                                                16,791,225         21,382,042

PROPERTY AND EQUIPMENT, NET                                              899,615            969,476

GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                242,274            370,504
                                                                    ------------       ------------
                                                                    $ 17,933,114       $ 22,722,022
                                                                    ============       ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                          $    336,674       $    508,849
  Accrued compensation                                                   397,508            356,261
  Other current liabilities                                              269,757            284,920
  Deferred maintenance revenues                                          179,664            303,966
  Income taxes payable                                                    48,144             48,088
                                                                    ------------       ------------
  Total current liabilities                                            1,231,747          1,502,084
                                                                    ------------       ------------

SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares authorized;
    none issued
  Common stock--$.01 par value; 20,000,000 shares authorized;
    6,309,187 shares issued                                               63,092             63,092
  Additional paid-in capital                                          34,589,206         34,578,425
  Accumulated deficit                                                (17,146,786)       (12,548,380)
  Less treasury stock, at cost--238,864 and 205,495 shares
    at December 31 and March 31, 2001, respectively                     (874,912)          (903,184)
  Accumulated other comprehensive income                                  70,767             29,985
                                                                    ------------       ------------
  Total shareholders' equity                                          16,701,367         21,219,938
                                                                    ------------       ------------
                                                                    $ 17,933,114       $ 22,722,022
                                                                    ============       ============

----------------
   * Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                  2001              2000
                                                              ------------       ------------
Cash Flows Used by Operating Activities                       $ (4,448,534)      $ (4,404,134)
                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net of disposals          (169,012)           (97,514)
   Purchases of short-term investments                          (3,247,976)        (2,732,493)
   Sales of short-term investments                               3,261,972          6,149,887
   Other, net                                                       (3,827)            (2,494)
                                                              ------------       ------------
     Net cash provided (used) by investing activities             (158,843)         3,317,386
                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock                                     (73,228)          (338,522)
   Common stock issued                                              33,159            155,398
                                                              ------------       ------------
     Net cash used by financing activities                         (40,069)          (183,124)
                                                              ------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (4,647,446)        (1,269,872)
Cash and cash equivalents, beginning of period                  16,049,397         18,404,429
                                                              ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 11,401,951       $ 17,134,557
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

3.  STOCK REPURCHASE PROGRAM

    In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3 million to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, employee stock purchase plan transactions, and for other corporate purposes. Through December 31, 2001, the Company had used $1.8 million to repurchase 441,875 shares, of which 203,011 shares were reissued to cover Employee Stock Purchase Plan transactions, stock option exercises, and stock warrant exercises. Repurchased shares are recorded as treasury shares.

4.  EARNINGS PER SHARE

    Earnings per share ("EPS") for all periods presented is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Options and warrants are excluded from the computation of net loss per share of common stock for the three- and nine-month periods ended December 31, 2001 and 2000, because their effect is not dilutive.

5.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income (loss) and its components in its annual Consolidated Statement of Changes in Shareholders' Equity. The components of the Company's comprehensive income (loss) were as follows:

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    DECEMBER 31,                DECEMBER 31,
                                              -------------------------   ------------------------
                                                  2001         2000          2001         2000
                                              -----------   -----------   -----------  -----------
       Net loss                               ($1,481,909)  ($1,582,005)  ($4,530,064) ($4,693,594)
       Unrealized gain (loss) on investments,
         net of taxes                              16,858        (6,196)       40,782       31,952
                                              -----------   -----------   -----------  -----------
       Total comprehensive loss               ($1,465,051)  ($1,588,201)  ($4,489,282) ($4,661,642)
                                              ===========   ===========   ===========  ===========

6.   INCOME TAXES

     In the three- and nine-month periods ended December 31, 2001 and 2000, the Company calculated a deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of the Company's net operating loss carryforwards, resulting in no tax provision or benefit accrued in the periods. As of March 31, 2001, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $8,207,000 and $7,765,000, respectively. The carryforwards expire at various times from March 31, 2007 to March 31, 2016. Certain changes in ownership could result in an annual limitation on the amount of carryforwards that may be utilized.


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

OVERVIEW

    SEEC, Inc. ("SEEC" or the "Company") provides business-to-business (B2B) software solutions for insurance, financial services, telecommunications and other industries. The Company's solutions are built upon SEEC Mosaic(TM) Studio, a platform for scalable B2B systems that extend and connect existing business processes and systems with the Web. SEEC's solutions reuse the mission-critical business rules locked within existing applications without disrupting current operations or replacing back-end administrative systems. As a result, projects can be implemented more rapidly and at lower cost, and with lower risk than with traditional approaches.

    The growth of the Web as a medium for business and the rapid development of B2B technologies such as XML and Web services are driving large enterprises to externalize their traditional business processes to improve efficiency, maintain their competitiveness, and enable future growth. Our solutions focus on preserving the competitive advantages inherent in current financial, customer service and industrial systems while allowing companies to utilize the underlying value of these systems in new Web-centric business processes. SEEC Mosaic(TM) Studio supports these efforts by externalizing the business rules within current systems and by providing means for quickly integrating those systems with the Web.

    The SEEC Mosaic(TM) Studio solutions are used in a wide range of industries, and SEEC is now incorporating the SEEC Mosaic(TM) technologies in its Axcess(TM) industry solutions for insurance and other sectors. The first of these solutions, Axcess(TM) for Insurance, includes component templates that allow insurance carriers to quickly automate and externalize their key sales processes to agent and broker business partners. Axcess(TM) can reduce the carriers' costs and improve their relations with the agents and brokers that account for the vast majority of insurance sales. Axcess(TM), along with SEEC Mosaic(TM) Studio, provides a new alternative to "build vs. buy" for B2B initiatives that offers a faster return on investment.

    SEEC was founded in 1988 to develop tools and solutions for reengineering of legacy COBOL applications. Through 1999, organizations used SEEC's solutions extensively for year 2000 remediation and testing, legacy system maintenance, and legacy system reengineering. In fiscal 2001, we introduced SEEC Mosaic(TM) Studio. Our customer base consists primarily of large and medium-sized organizations including corporations, third-party information technology ("IT") service providers, higher education institutions, non-profit entities and governmental agencies. We derive our revenues from software license and maintenance fees and professional services fees. Professional services are typically provided to customers in conjunction with the license of software products. Our enterprise solutions and software products and services are marketed through a broad range of distribution channels, including direct sales to end users, and to end users in conjunction with our partners.

COMPARISON OF THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

    The following section includes information related to changes in SEEC's Consolidated Statements of Operations. References to the third quarter of fiscal 2002 and to the third quarter of fiscal 2001 refer to the three-month periods ended December 31, 2001 and December 31, 2000, respectively.

    REVENUES. Total revenues for the third quarter of fiscal 2002 were $548,000 compared to $588,000 for the third quarter of fiscal 2001, a decrease of $40,000 or 7%. For the nine months ended December 31, 2001, total revenues were $1,739,000 compared to $2,441,000 for the nine months ended December 31, 2000, a decrease of $702,000 or 29%.

    Software license and maintenance fees were $344,000 for the third quarter of fiscal 2002 compared to $459,000 for the third quarter of fiscal 2001, a decrease of $115,000 or 25%. For the nine months ended December 31, 2001, software license and maintenance fees were $1,133,000 compared to $1,766,000 for the nine months ended December 31, 2000, a decrease of $633,000 or 36%. Professional services revenues were $205,000 for the third quarter of fiscal 2002 compared to $129,000 for the third quarter of fiscal 2001, an increase of $76,000 or 59%. For the nine months ended December 31, 2001, professional services revenues were $606,000 compared to $675,000 for the nine months ended December 31, 2000, a decrease of $69,000 or 10%.

    The decreases in revenues are primarily attributable to the global economic slowdown, as many companies have chosen to defer or reduce the rate of spending on information technology ("IT") projects. This reduced spending on software and services has negatively impacted our revenues.

    COST OF REVENUES. Total cost of revenues was $274,000 for the third quarter of fiscal 2002 compared to $368,000 for the third quarter of fiscal 2001, a decrease of $94,000 or 26%. For the nine months ended December 31, 2001, total cost of revenues was $938,000 compared to $1,182,000 for the nine months ended December 31, 2000, a decrease of $244,000 or 21%. The decrease in total cost of revenues is associated with the overall decline in revenues, discussed above.

    Cost of software license and maintenance fees includes the costs of providing customer support services, royalty expenses, the cost of third-party software sold, and, to a lesser degree, the costs of media, manuals, duplication and shipping related to sales of certain of our software products. Customer support is primarily delivered via telephone or online (Internet) to customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $84,000 for the third quarter of fiscal 2002 compared to $124,000 for the third quarter of fiscal 2001, a decrease of $40,000 or 32%. For the nine months ended December 31, 2001, cost of software license and maintenance fees was $284,000 compared to $333,000 for the nine months ended December 31, 2000, a decrease of $49,000 or 15%. Expenses in the fiscal 2001 periods included higher customer support personnel costs and additional shipping material design and production costs.

    Professional services costs consist primarily of compensation and related benefits, and travel and equipment for Company personnel responsible for providing consulting and training services to customers. Professional services costs were $190,000 for the third quarter of fiscal 2002 compared to $245,000 for the third quarter of fiscal 2001, a decrease of $55,000 or 22%. For the nine months ended December 31, 2001, professional services costs were $654,000 compared to $849,000 for the nine months ended December 31, 2000, a decrease of $195,000 or 23%. The decrease in professional services costs was attributable primarily to a reduction in employment-related expenses.

    GROSS MARGINS. Total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 50% and 46% for the three- and nine-month periods ended December 31, 2001 compared to 37% and 52% for the three- and nine-month periods ended December 31, 2000, respectively. Gross margin percentages were 76% and 73% for software license and maintenance fees, and 7% and (90)% for professional services for the third quarters of fiscal 2002 and 2001, respectively. Gross margin percentages were 75% and 81% for software license and maintenance fees, and (8)% and (26)% for professional services for the nine-month periods ended December 31, 2001 and 2000, respectively. The gross margin percentages for software license and maintenance fees are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. These percentages also fluctuate depending on the mix of software products and the varying royalty expenses, if any, associated with those products. The gross margin percentages for professional services vary depending on the utilization rates for billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentages for professional services in the three- and nine-month periods of fiscal 2002 were higher than the gross margin percentages in the fiscal 2001 periods, due primarily to a reduction in payroll-related costs together with an increase in revenues between the periods.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $438,000 for the third quarter of fiscal 2002 compared to $562,000 for the third quarter of fiscal 2001, a decrease of $124,000 or 22%. For the nine months ended December 31, 2001, general and administrative expenses were $1,394,000, compared to $1,801,000 for the nine months ended December 31, 2000, a decrease of $407,000 or 23%. These decreases were a result of ongoing efforts to reduce general operating expenses, including the discontinuation of operations in Singapore in the second quarter of fiscal 2001 and in Korea in the fourth quarter of fiscal 2001, and significant reductions in the general and administrative costs associated with Mozart Systems Corporation ("Mozart"), which was acquired in the second quarter of fiscal 2000.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, trade shows, and other promotional activities. Sales and marketing expenses were $1,036,000 for the third quarter of fiscal 2002 compared to $1,010,000 for the third quarter of fiscal 2001, an increase of $26,000 or 3%. For the nine months ended December 31, 2001, sales and marketing expenses were $3,129,000 compared to $3,475,000 for the nine months ended December 31, 2000, a decrease of $346,000 or 10%. Expenses in the first nine months of fiscal 2001 included higher levels of spending on advertising and promotion, particularly tradeshows and user conferences, and the operating costs for our Korean branch that was closed in the fourth quarter of fiscal 2001.

    RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $401,000 for the third quarter of fiscal 2002 compared to $431,000 for the third quarter of fiscal 2001, a decrease of $30,000 or 7%. For the nine months ended December 31, 2001, expenditures for research and development were $1,236,000 compared to $1,304,000 for the nine months ended December 31, 2000, a decrease of $68,000 or 5%. These decreases were the result of reductions in employment-related expenses.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are amortized over their estimated useful lives of five to seven years. In the third quarter of fiscal 2002, amortization of goodwill and other intangible assets amounted to $44,000 compared to $141,000 in the third quarter of fiscal 2001, a decrease of $97,000 or 69%. For the nine months ended December 31, 2001, amortization expense was $132,000 compared to $422,000 for the nine months ended December 31, 2000, a decrease of $290,000 or 69%. The reductions are due to the write-down of goodwill and other intangible assets, recorded in the fourth quarter of fiscal 2001, which reduced the value of assets subject to amortization in subsequent quarters.

    NET INTEREST INCOME. Net interest income consists principally of interest income on cash equivalents and short-term investments, which are comprised primarily of money market funds and high-grade bonds and bond funds with average maturities of less than two years. Net interest income was $162,000 for the third quarter of fiscal 2002 compared to $343,000 for the third quarter of fiscal 2001, a decrease of $181,000 or 53%. For the nine months ended December 31, 2001, net interest income was $560,000 compared to $1,049,000, a decrease of $489,000 or 47%. These decreases result from lower short-term interest rates combined with the effect of lower cash and short-term investments balances in the current year periods as compared to the prior year periods.

    INCOME TAXES. In fiscal 2002 and 2001, we calculated a net deferred tax asset, which was fully offset by a valuation allowance due to the uncertainty of realization of our net operating loss carryforwards. As a result, no provision for income taxes was recorded. At March 31, 2001, SEEC had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $8,207,000 and $7,765,000, respectively. The carryforwards expire at various times from March 31, 2007 to March 31, 2016. Certain changes in SEEC's ownership could result in an annual limitation on the amount of carryforwards that may be utilized.


LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2001, we had cash, cash equivalents, and short-term investments of $15,728,000 and working capital of $15,559,000. Excess cash has been invested, and we expect that it will continue to be invested, in interest-bearing investment grade securities and money market funds. We used $4,449,000 for operating activities in the nine months ended December 31, 2001, compared to $4,404,000 used for operating activities in the nine months ended December 31, 2000. We used $73,000 to repurchase Company stock in the nine months ended December 31, 2001.

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

OTHER

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. It also may require, upon adoption of SFAS No. 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

    SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that SEEC identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of any intangible asset with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS No. 142. SFAS No. 142 must be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.

    We expect to adopt the new standards beginning April 1, 2002. SFAS No. 142 requires that we complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

    Our previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $167,393 and other intangible assets is $74,881. Amortization expense during the nine-month period ended December 31, 2001 was approximately $132,000. SEEC has not yet determined how the adoption of SFAS Nos. 141 and 142 will impact its financial position and results of operations.

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

(7) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-54366.

(8) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000, File No. 0-21985.

(9) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, File No. 0-21985.

(10) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 0-21985.


(B)      REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         SEEC, Inc.
                                               --------------------------------
                                                        (Registrant)

Date: February 8, 2002
                                          By:          /s/ RAVINDRA KOKA
                                               --------------------------------
                                                         Ravindra Koka
                                                  President, Chief Executive
                                                     Officer and Director

                                          By:       /s/ RICHARD J. GOLDBACH
                                               --------------------------------
                                                      Richard J. Goldbach
                                                      Treasurer and Chief
                                                       Financial Officer