Form 10-K
period 2002-03-31
SEEC INC
filed 2002-06-27
CIK 925524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002.
                                       or

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

       For the transition period from ------------- to  ---------------

                        COMMISSION FILE NUMBER: 0-21985

                                   SEEC, INC.
             (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                                55-0686906
         (State of Incorporation)             (I.R.S. Employer Identification No.)

PARK WEST ONE, SUITE 200, CLIFF MINE ROAD,
         PITTSBURGH, PENNSYLVANIA                            15275
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [____]

     As of May 31, 2002, the aggregate market value of voting Common Stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $7,593,278 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares, solely for the purpose of this response).

     The number of shares of the registrant's Common Stock outstanding as of the close of business on May 31, 2002 was 6,082,144.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of SEEC, Inc. to be used in connection with the 2002 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SEEC, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   16
Item 3.     Legal Proceedings...........................................   16
Item 4.     Submission of Matters to a Vote of Security Holders.........   16

                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
            Shareholder Matters.........................................   17
Item 6.     Selected Financial Data.....................................   18
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   19
Item 7a.    Market Risk.................................................   27
Item 8.     Financial Statements and Supplementary Data.................   27
Item 9.     Changes in and Disagreements with Accountants in Accounting
            and Financial Disclosures...................................   45

                                   PART III
Item 10.    Directors and Executive Officers of SEEC....................   46
Item 11.    Executive Compensation......................................   46
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   46
Item 13.    Certain Relationships and Related Transactions..............   46

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   46

SIGNATURES..............................................................   49

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

GENERAL

     SEEC, Inc. (the "Company" or "SEEC") provides software solutions that leverage our customers' existing applications in new Web-centric business processes that drive growth and profits. We provide component-based Web applications for insurance and healthcare that automate key business processes and enable closer collaboration with customers and business partners by integrating with current business systems. We also provide products that evolve and adapt custom-built legacy systems to function in a flexible component architecture using XML and emerging Web services technologies. Large companies and information technology ("IT") services providers also use our solutions to improve the quality and efficiency of their application development and maintenance processes.

     Our solutions rapidly deliver new Web-based business capabilities by integrating and extending custom-built enterprise applications and databases (i.e., legacy systems), providing a faster time to market and a larger and more rapid return on investment for customers. The alternative, in many cases, is to completely replace those legacy systems, which is often impractical given the high costs and risks of large-scale information technology projects.

     Our core product -- SEEC Mosaic Studio -- is derived primarily from core technologies for legacy software analysis, business rule extraction and reuse, and automated component generation. Through a 1999 acquisition, we added Web-enablement and host integration technology that develops and supports front-end applications and middleware that extend the life and value of existing host-based systems. Together, these technologies provide a bridge between legacy systems and newer Web and component architectures. SEEC Mosaic Studio is used to analyze and extract business rules from current business systems and to automate many of the procedures required for developing component-based applications that integrate with existing applications and databases. The product suite addresses all aspects of legacy evolution, and it also improves the efficiency and effectiveness of the development and maintenance of mission-critical business applications.

     We employ these core technologies to define and build new component-based applications for specific industries, initially targeting the property and casualty insurance sector and healthcare. The insurance application -- Axcess for Insurance -- provides self-service quoting, underwriting and policy updates for insurance agents, customer service representatives and policyholders. The automated quoting, rating, underwriting and endorsement processing features help insurance companies win more business by improving agent satisfaction and customer service, increasing productivity and reducing costs. Axcess uses rule-based component development (following J2EE and XML standards), business rule mining and reuse, plus flexible integration with current systems of record. Our ability to build upon an existing robust core technology affords us a unique level of flexibility and can significantly reduce time to market, a critical advantage when new industry trends emerge.

     Our solutions have been utilized by Fortune 1000 companies and similarly-sized organizations, and several leading international information technology service providers. Through 1999, these organizations used our solutions extensively for year 2000 remediation and testing, legacy system maintenance, and legacy system reengineering. Since then, organizations are employing our solutions to automate their core business processes using a flexible, easy-to-change application architecture.

INDUSTRY BACKGROUND

     The growth of the Web has created vast opportunities for companies to automate key business processes that improve efficiency and flexibility (i.e., business process automation, BPA) and allow them to collaborate more closely with customers and business partners (i.e., business-to-business integration, B2Bi). To capture the benefits of BPA and B2Bi, companies need to develop new Web-based systems that incorporate and extend their existing industry know-how, proven practices, and established business policies -- their intellectual capital -- much of which is incorporated in existing legacy systems.

     Among large companies, a great percentage of critical applications are based on inflexible architectures and complex code written in COBOL and other older computer languages. Gartner Group, a leading analyst organization, estimates that these third-generation languages (3GLs) account for half of the business functions in production today -- COBOL alone represents 35 percent. Gartner also estimates that in many large IT organizations, maintenance and updates of legacy applications consumes 75-90 percent of the application budget.

     Companies are looking for ways to reduce the costs associated with maintaining their legacy applications (typically through off-shore outsourcing or improved maintenance and development processes), and rather than replacing these legacy systems in whole -- which is too costly, time-consuming, and risky -- many companies are taking an evolutionary approach that is intended to reduce the cost and time for developing new Web-based capabilities. They are automating existing processes and adding new business capabilities to existing systems, identifying core business systems that need to be moved to a Web architecture, and reusing current functionality and data without massive change (i.e., rewriting or replacing the legacy systems). According to a recent Gartner Group report:

     - Through 2006, 80 percent of IS organizations will use legacy functionality in new integration contexts and workflows, rather than rewrite (0.8 probability).

     - Thirty-five percent of the mission-critical functionality in an application portfolio in 90 percent of IS organizations will be wrapped in legacy Web services by 2006 (0.6 probability).

     Companies following this evolutionary approach require new Web-based applications that can plug in to existing systems; technology for uncovering and reusing the core intellectual capital that underlies complex legacy applications; and methods for accessing and integrating existing applications, databases and transaction systems as part of new automated business processes using emerging Web services technology. Based on estimates and projections by Gartner and other IT industry analysts, the market for legacy understanding, extension and transformation, and for components and Web services is a multi-billion dollar opportunity for vendors.

SEEC'S STRATEGY

     Our objective is to provide software solutions that let companies quickly and efficiently capture the benefits of business process automation and business-to-business integration by leveraging, rather than replacing, their existing systems and business rules.

     Enhance and Expand Leadership in Legacy Evolution Solutions. We intend to continue to enhance and expand our offerings of legacy evolution solutions. This includes the enhancement of our core technologies, solution methodologies, and software products to provide additional automation, functionality and cost savings to our customers. Our core technologies allow our customers to efficiently introduce new applications that can be integrated with new or existing enterprise applications. We are introducing component solutions in vertical industries, including insurance and healthcare, and we intend to enhance or develop solutions to address other vertical market opportunities and to acquire technologies or assets that are complementary to our current line of products, services, and solutions.

     Strategic Account Focus. We are focusing our sales and marketing activities to penetrate the insurance and financial services markets. We intend to develop solutions that solve specific business problems within these accounts and build a close working relationship with these companies. We believe that these efforts will lead to additional opportunities to provide enterprise solutions to these customers. Also, our customer base may be expanded through the acquisition of other operating companies that have concentration in specific vertical markets.

     Leverage Channel Partners. We currently have relationships with "Service Provider" partners, which include system integrators and specialized consulting companies. These relationships provide us access to the service provider's customer base and sales infrastructure to market our products and solutions. We are expanding our relationship with independent software vendors and plan to enter into OEM and reseller agreements to expand our distribution. We are also seeking distributors in territories where we do not have sales operations.

     Provide Solutions with Broad Market Appeal. We developed our enterprise solutions to be cost effective, flexible and scalable. As a result, our enterprise solutions appeal to a wide range of Fortune 1000 organizations with a variety of requirements, and to a broad range of third-party service providers and system integrators. Our vertical solutions address problems that are common to a broad range of companies within that sector. These solutions are modular and can be introduced in a phased manner.

SEEC SOFTWARE SOLUTIONS

     SEEC currently offers two related lines of software solutions based on our core technologies, established methodologies, and services. SEEC Mosaic
Studio -- our primary product -- is the central element of our legacy evolution solutions for adapting mission-critical IT systems to function in a flexible component-based, Web services architecture. Axcess is a new line of component-based solutions for specific industries that provide Web-based business capabilities by integrating with existing IT assets using SEEC's core technologies.

     SEEC Mosaic Studio Solutions focus on reusing existing IT assets in building composite applications that combine the best of Web technologies and mainframe-based systems, including the business rules that provide differentiation and competitive advantage to companies. The solutions address all aspects of legacy evolution and also improve the efficiency and effectiveness of the development and maintenance of mission-critical legacy applications. The three solutions we are currently offering are:

     - Business Rule Management. Most large companies rely on mainframe-based legacy systems that provide continuing business value, but which cannot be adapted in time to keep pace with the accelerating rate of business change. The root of the problem is that business rules that govern key processes are buried in complex, redundant code that is poorly understood, difficult to maintain, and costly to change. Also, the staffs that built many of the legacy applications are aging or retiring, taking their skills and system knowledge with them. SEEC's business rule management solution provides application understanding and business rule mining capabilities that reduce the costs for managing, maintaining and updating legacy applications and helps IT organizations make better use of scarce resources and deliver new business capabilities faster and at lower cost. In customer projects, SEEC Mosaic Studio has:

          - Reduced application analysis and rule mining time up to 90 percent.

          - Reduced rewrite costs up to 60 percent.

          - Improved IT productivity 50 percent or more.

     - Legacy Software Components. In many cases, companies need to automate key business processes by moving selected legacy applications to a flexible, Web-based architecture. The traditional approach is to replace an entire system by buying a new package or re-writing the existing system, both of which are costly, time-consuming and risky. Using the SEEC solution for legacy software components, companies can selectively transform parts of their legacy systems by identifying and extracting business rules and automating the development of new application components that incorporate these business rules. These legacy software components can be used in a "composite application system" spanning Web front-ends, Web application servers and mainframe databases and applications.

     - Legacy Web Services. Emerging Web services technology offers the potential of improved efficiency and closer collaboration with customers and partners by integrating previously disconnected business processes over the Internet. A Web service is an application component or program that incorporates XML and related Internet communication and integration technologies -- SOAP (Simple Object Access

       Protocol), UDDI (Universal Description, Discovery and Integration), and WSDL (Web Services Description Language) -- to register, locate and communicate with other Web services over the Internet. Using our legacy Web services solution, companies can quickly generate Web services interfaces providing standards-based access to legacy databases, transactions and applications without significantly changing the back-end systems.

     Axcess Industry Solutions are built around a library of components for Web-based self-service applications in specific industries. The solutions use Web-based workflow and integration with current systems to automate key business processes, increasing efficiency and reducing costs. They combine off-the-shelf business components based on industry-standard data models; integration components for accessing external data sources and services and internal IT systems; customizable business rule libraries; and SEEC Mosaic Studio for customization, business rule management, and maintenance. The components are designed to provide easy customization, scalability and flexibility to adapt to changing business and technology imperatives.

     - Axcess for Insurance provides Web self-service capabilities for insurance agents and brokers, policyholders, and customer service representatives. It lets insurance companies rapidly automate key sales and services processes -- policy quoting, underwriting, issuance, endorsement processing -- to improve agent satisfaction and customer service, increase productivity and reduce costs, and, ultimately, to help insurance companies increase their sales and profitability.

     - SEEC's Active Integration for Healthcare allows hospitals, HMOs and health plans to consolidate and securely access patient information that traditionally resides in multiple, disconnected information systems. Patient care and the accuracy of medical documentation are improved without requiring massive retraining or system replacement. The Active Integration Solution was developed in cooperation with SeeBeyond Technology Corporation, a SEEC Technology Partner, which resells the solution to its healthcare customers.

SEEC SOFTWARE PRODUCTS

     SEEC Mosaic Products The SEEC Mosaic product line is based on our core technologies for analyzing, maintaining, extending and transforming host-based computer systems. It supports front-end Web applications and middleware that integrates existing host-based systems with a component-based Web architecture. Our middleware software is unique in that it can be applied to generate Web interfaces or provide the middleware between existing Web front-ends and a host application. Our products have been designed to be easy to use and learn, allowing customers to rapidly train technical personnel and reduce training costs. Our products operate in a PC-based environment and are available in versions for Windows 95(R), Windows 98(R), and Windows NT(R).

     - SEEC Mosaic Studio is a suite of application analysis and development tools used to analyze and extract business rules from current business systems and to automate many of the procedures required for developing component-based applications that integrate with existing applications and databases. It is used to analyze and modify mainframe source code that is downloaded to a PC-based environment and stored in an application dictionary for the performance of development functions. The application dictionary contains all of the key design elements of a legacy application, including source code, database definitions, screen definitions and job control language. Our software utilizes proprietary parsing, data flow, and program slicing technology to create the relationships between databases and source code, which enables the documentation and understanding of a legacy COBOL system. Information about the flow of control among programs is also stored in the application dictionary, providing further system understanding by enabling users to group items by business function. Our software also utilizes proprietary text-scanning technology to identify data fields and the impacted lines of code for a wide variety of non-COBOL languages. The software products described below are the components of SEEC Mosaic Studio. These products are built on SEEC's core source code analysis technology, and were sold and distributed in various combinations and as stand-alone products prior to fiscal 2001.

     - The Application Analyst module of SEEC Mosaic Studio facilitates understanding of the business intent of complex COBOL applications for the planning and implementation of legacy transformation projects. This is accomplished by mining business rules embedded in legacy applications, generating system documentation and graphical views illustrating the structure, function, and interrelationships among application elements, and segmenting applications into logical work units for project planning and transformation purposes. Application Analyst features an object-oriented interface that allows drill-down property dialogs and context menus, business rule mining, data model displays for database definitions, graphical CRUD display, and CICS control flow display. Other features include program source display and annotation facilities, structure chart and logic displays, selective views, code walkthroughs, cross-reference displays, and display screens.

     - The SEEC RuleBase is a repository for business rules that have been extracted from legacy applications using the Application Analyst module of SEEC Mosaic Studio. Using a simple and intuitive interface, the SEEC RuleBase allows analysts to manage and manipulate the rules. It provides anchors to the relevant application components so that changes to the rules can be quickly translated into application changes. In addition to mined legacy business rules, the SEEC RuleBase can also be used to store domain rules created by business analysts. The SEEC RuleBase is tightly integrated with the Application Analyst and Component Designer modules of SEEC Mosaic Studio in order to provide traceability from specification to implementation and to perform gap analysis between existing systems and new systems or industry models.

     - SEEC Mosaic Studio's Component Designer module is used in conjunction with the Application Analyst to recover the data model of COBOL applications using standard Object Modeling Techniques (OMT). The data model is populated with legacy entities, attributes, and methods linked to the physical definitions of the items in the Application Dictionary. Component Designer features object recovery from existing COBOL applications and model validation. Component Designer provides links between each method and the method implementation, and enables the addition of new properties for the attributes of a class and association, such as uniqueness and value constraints. It can generate DDL (Data Definition Language) for the object model and export data to Rational Rose(TM) or ERWin(TM).

     - SEEC Mosaic Studio includes a Component Builder that automatically creates SEEC DataBeans (EJB and also non-EJB components) that enable access and manipulation of existing databases (DB2, IMS, VSAM, Oracle, SQL Server). Each SEEC DataBean corresponds to an entity or a group of related entities as a composite DataBean in the legacy data model built with the Application Designer feature. SEEC DataBeans are deployed on a SEEC Mosaic Server on any EJB application server (such as BEA WebLogic(TM) or IBM WebSphere(TM)). The Component Builder enables interactive creation of database definitions through import from the Application Analyst and Application Designer, or by importing schema definitions from relational database systems. SEEC DataBeans allow for access and manipulation of the legacy database and provide a security framework to govern access and transaction control. The Component Builder can be deployed on any J2EE-compliant EJB server, which provides component management and organization, and additional security.

     - The Component Builder -- Host module of SEEC Mosaic Studio is used to rapidly connect existing host applications to the Web and to new component-based systems. It includes an easy-to-use development environment for generating thin-clients, Web services and integration components (programmatic components) corresponding to existing business processes/functions and mapping to legacy applications. The Web clients and integration components use TN3270, TN3270-E, TN5250 and Telnet protocols to provide access to screen-based legacy applications residing on mainframe, midrange and UNIX-based computer systems. The Component Builder -- Host is also used to generate thin-clients for Web-enabling legacy transactions and for providing active integration between a legacy transaction and Web applications, without changing the legacy applications. The integration components can be deployed in a Microsoft (COM/C++) or J2EE environment (JavaBean/EJB).

     - SEEC Mosaic Server. SEEC Mosaic Server is the deployment architecture for thin clients and components developed using SEEC Mosaic Studio. SEEC Mosaic Server consists of enabling runtime software and the license to deploy SEEC Mosaic Clients or SEEC DataBeans developed with the SEEC Mosaic Studio. SEEC Mosaic Server is available in three versions for deploying ASP/COM clients, which conform with the Microsoft COM standard, JSP clients, and EJB components. SEEC Mosaic Server runs, in conjunction with popular Web or Java application server software, on computers using Windows NT(TM), Sun Solaris(TM), and many other UNIX operating systems.

     Axcess for Insurance. Axcess for Insurance includes off-the-shelf business components that automate key insurance processes and integration components that provide real-time connectivity to other IT systems and data available inside or outside an organization. The Axcess components are J2EE-compliant Enterprise Java Beans (EJBs), are based on ACORD data models (the Association for Cooperative Operations Research and Development, the insurance industry's technology standards body) and include Web user interfaces tailored to different user groups -- agents, policyholders, etc. The components are intended to be customized, and are constructed to easily connect with each other and with other IT systems using Java and/or XML standards. This modular design allows customers to implement individual components for a shorter implementation time and a faster return on their investment.

     The following Axcess components are now available:

     - Axcess Endorsements is a Web application supporting end-to-end endorsement processing for different lines of property and casualty insurance. It allows policyholders, agents and insurance company personnel to change or update policy information via the Web and to receive revised premium indications for policies in force. It includes an easy-to-navigate Web interface and automated premium processing for improved service and reduced customer support costs. The application provides real-time integration with external databases and all necessary insurance company systems to deliver an immediate, accurate premium update based on the new information. Endorsement templates are available for different lines of insurance, each of which is based on ACORD data models and include the unique information required for that line of business, as well as for different states.

     - Axcess Quick Quote is a Web application that allows agents and customers to generate non-binding quotes by entering information in a series of intuitive, easy to navigate Web screens. It allows agents and customers to quote policies in real time by accessing an insurance company's rating system via the Web, eliminating inaccurate quotes and delays, and improving customer service. Customizable Quick Quote templates are available for different lines of insurance, each of which is based on ACORD data models and include the unique information required for that line of business, as well as for different states.

     - Axcess Full Quote is a Web application that allows agents and customers to complete the insurance application process in minutes -- from requesting a quote to generating a binding quote. It provides an automated, Web-based process providing convenience for customers and agents, and reduces underwriting costs and time for the insurance company. Customers or agents can enter information in a series of intuitive, easy to navigate Web screens that provide real-time external database lookup and immediate verification of applicant information. Full Quote templates are available for different lines of insurance, each of which is based on ACORD data models and include the unique information required for that line of business, as well as for different states.

     - Axcess Agent Work Queue is Web application that manages an insurance agency's premium transactions in process with a carrier. It reduces agency workloads and data entry time, allowing agents to focus on value-added sales activities and customer service. Agent Work Queue allows an agent or customer service representative to complete processing an incomplete quote request or application, or to move from quick quote to full quote. It also interfaces with other Axcess components to start transactions and to receive updated application status.

     - Axcess Rating, Axcess Account Clearance/Risk Reservation, and Axcess Eligibility and Pricing components each address specific functions in the insurance policy quoting and issuance process.

     Additional components are under development and are expected to be available in fiscal 2003.

TRAINING AND SERVICES

     We offer services and training as an integral part of our solutions. Services are typically provided in support of our product sales, to help customers more effectively use our software products, or to deploy and customize our solutions and products at customer locations. Engagements may include end-to-end project services or project management services either at the customer location or off-site by project consultants based in our technical resource centers in Pittsburgh, London, and Hyderabad, India, depending upon the nature of the project and customer requirements. The service engagements are offered on a fixed-price or on a time-and-materials basis.

     The following services are provided in support of SEEC Mosaic Studio:

     - Legacy Understanding and Business Rule Mining. Customers employ our legacy understanding and business rule mining capabilities to improve legacy application flexibility and reduce ongoing application maintenance costs, to harmonize and/or integrate multiple systems, and to assess current systems prior to replacement in order to identify gaps in functionality between existing systems and packages. In many cases, SEEC consultants will help customers use SEEC Mosaic Studio to reverse-engineer the data and process models that underlie the customer's legacy code, identify and extract all relevant business rules associated with the applications, and generate comprehensive system documentation, including graphical views of data dependencies and interrelationships, and a record of current business logic traceable to specific lines of code in the system. This business rule documentation becomes a vital corporate asset in itself, and can be used in new system development, migration to ERP/CRM or other products, or in revitalizing an existing system. The recovered data model and business rules are in a format that can be exported and reused in a number of different forward-engineering tools. This information can also be used with SEEC Mosaic Studio to more efficiently maintain and enhance current mainframe applications, before or while they are extended or transformed.

     - Web-Enablement and Legacy Integration Using Integration Components and Web Services. Using SEEC Mosaic Studio, our services teams can Web-enable current screen-based applications or build integration components and Web services that reuse legacy business rules, transactions and data in new component or Web services-based applications or business processes. (1) Web-enablement -- When time is of the essence, our consultants can build a thin-client Web interface to legacy applications and reengineer the front-end workflow without touching the legacy code, often in a matter of weeks. The Web clients can access the legacy system via popular Web servers running on Windows NT or a variety of UNIX systems. (2) Legacy Integration -- Many organizations need to give users access to multiple back-end applications, databases and transactions as part of a larger Web portal, business process automation or integration project. SEEC's consultants can plan, develop and deploy SEEC integration components that provide access to the legacy systems. These components can be delivered as Web services, providing a highly reusable interface between the legacy database or application and any new component-based application, software package, or EAI product.

     - Legacy Software Components and Web Services Development. For customers that need to redeploy key business functions in a more flexible application architecture, our services teams can use SEEC Mosaic Studio to document the customer's existing system (including the data and process models), extract relevant business rules from the legacy code, and redevelop selected system elements in an EJB-based component architecture that integrates with remaining back-end applications and/or data using SEEC integration components. Rather than replacing the customer's existing system in whole, our approach focuses on building business components that re-implement valuable business and database logic in a more flexible and scalable system with less risk and at a fraction of the time and cost of a wholesale package replacement or custom redevelopment project. The process is applicable to migrating a single program or application or an entire legacy system (including databases) to a new e-business architecture.

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

IT SERVICE PROVIDERS                        INSURANCE
CGI Group Inc.
Codelinks, LLC                              Britannic Assurance plc
Cognizant Technology Solutions Corporation  Canada Life Limited
Computer Sciences Corporation               Chubb Group of Insurance Cos.
CyberTech Systems, Inc.                     Equitable Life Assurance
eJiva, Inc.                                 Great American Insurance Company
HCL Infosystems Limited                     Homesteaders Life Co.
Hexaware Technologies Limited               Nationwide Mutual Insurance Company
Infosys Technologies, Ltd.                  Ohio Casualty Group
Mahindra -- British Telecom Ltd.            Ohio Farmers Insurance Co
Mastek Limited                              PEMCO Mutual Insurance Company
NIIT Limited                                Regie De L'Assurance-Maladie du Quebec
Ramco Systems Limited                       St. Paul Fire and Marine Insurance Company
Satyam Computer Services Ltd.               Transamerica Occidental Life Insurance Co.
SeeBeyond Technology Corporation            The Western and Southern Life Insurance Co.
Silverline Technologies Ltd.
SRA International, Inc.                     SERVICES AND HEALTH CARE
Unisys Corporation
                                            Kaleida Health System
                                            NewYork-Presbyterian Hospital
                                            Saint Francis Hospital and Medical Center (CT)

BANKING AND FINANCE

Datamec SA
Navy Federal Credit Union
Royal Bank of Scotland

UTILITIES AND TELECOMMUNICATIONS

BT Ignite Solutions
Nicor, Inc.
Pacific Gas & Electric Co.
Southwest Gas Corporation
WorldCom, Inc.

GOVERNMENT AND EDUCATION

Defense Finance and Accounting Service
General Services Administration of the USA
State of Michigan
Temple University

     Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. In fiscal 2002, two customers each accounted for 12% and 11% of sales, and six customers represented approximately 50% of our revenues. In fiscal 2001, while no single customer accounted for more than 10% of our revenues, ten customers represented approximately 50% of our revenues. In fiscal 2000, one customer accounted for 13% of our total revenues, and nine customers represented approximately 50% of our revenues.

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

SALES, MARKETING AND DISTRIBUTION

     We market and sell our products and services directly through our direct sales force and indirectly through our partners. To support our sales efforts, we utilize media advertising and direct mail campaigns supported by telemarketing and promotion through trade articles and trade shows. In addition, we enter into partnering arrangements with companies such as Satyam Computer Services, Ltd., SeeBeyond Technology Corp., and Infosys Technologies, Ltd. These partners utilize our solutions and software products in connection with their system transformation engagements. We have granted several organizations the non-exclusive right to market our products. In North and South America, we sell and support our products and services from our Pittsburgh, Pennsylvania headquarters and our Chicago, Illinois regional office. Sales and support services are provided in Europe through our wholly-owned subsidiary, SEEC Europe Limited ("SEEC Europe"), based in London, England. We sell and support our products and services in the Asian and Pacific Rim markets through our wholly-owned subsidiary, SEEC Technologies Asia Private Limited ("SEEC Asia"), based in Hyderabad, India.

     As of March 31, 2002, we had 20 employees engaged in sales and marketing. Sales to customers outside of the United States represented 32%, 32%, and 25% of our total revenues in fiscal 2002, 2001, and 2000, respectively.

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

COMPETITION

     The market for our enterprise solutions and software products is intensely competitive and is characterized by rapid change in technology and user needs and by the frequent introduction of new products. Our principal competitors in the legacy evolution solutions market include Computer Associates International, Inc., Micro Focus International Ltd., Netron Inc. and Relativity Technologies, Inc. In the market for Axcess insurance solutions, competitors include AscendantOne, Inc., Duck Creek Technologies, Inc., and Intermeg Corporation. Many of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we have.

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

     As of March 31, 2002, we had 32 employees engaged in product development, including 25 employees of SEEC Asia. During fiscal 2002, 2001 and 2000, research and development expenditures were $1,633,000, $1,799,000, and $1,826,000, respectively. We anticipate that we will continue to commit substantial resources to research and development in the future.

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

     SEEC Application Analyst(R), SEEC Application Designer(R), SEEC DataBean(R) and SEEC's name and logo are registered marks of the Company. Applications for U.S. and certain foreign registrations of the marks SEEC Mosaic(TM), Axcess(TM), and Axcess for Insurance(TM) are pending.

EMPLOYEES

     As of March 31, 2002, we had 91 employees worldwide, including 20 in sales and marketing, 32 in research and development, 6 in customer support, 19 in professional services and 14 in corporate operations and administration. Forty-four employees are located in the United States, and 41 and 6 employees are located in India and the U.K., respectively. Our continued success will depend, in part, upon our ability to hire and retain key senior management and skilled technical, professional services and sales and marketing personnel. The market for qualified personnel has historically been, and we expect that it will continue to be, intensely competitive. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

     Uncertainty of Current and Future Demand for New Solutions. During fiscal year 2002, much of our efforts were focused on the development and marketing of the Axcess for Insurance products and solutions. However, there were no revenues from these products and solutions in fiscal year 2002. In addition, total revenues declined from $3.0 million in fiscal year 2001 to $2.3 million in fiscal year 2002, and Mosaic products and solutions accounted for 100% of those revenues. Although we believe that the markets for Axcess and Mosaic products and solutions will grow significantly, there can be no assurance that these markets will develop to the extent that we anticipate. The lack of increased demand for such products and solutions or an increase in competition in the market for such products and solutions would have a material adverse effect on our operating results and financial condition. In order to achieve sustained growth, we must successfully market our new products and solutions. There can be no assurance that we will be successful in generating revenues sufficient to achieve profitable operations or sustained profitability.

     Ability to Manage Change and Rapid Growth. Over the last two fiscal years, we experienced significant changes in our business, the development of new products and solutions, significant revenue fluctuation, and the contraction of operations. These changes have placed, and are expected to continue to place, significant demands on our management, operational and financial resources. Also, we have realigned our direct sales force to focus on e-business solutions. The failure of the direct sales force to perform as anticipated and to achieve their sales goals, or any delay in achieving such goals, could have a material adverse effect on our business, operating results and financial condition. Our future growth, should it occur, may require us to manage a number of large projects in different geographic locations. There can be no assurance that we will be able to do so effectively. Our failure to do so could have a material adverse effect on our business, operating results and financial condition. In addition, the development of the market for products and solutions addressing e-business is uncertain, unpredictable and subject to rapid change. Our failure to respond to such changes and adapt our solutions and strategies accordingly could have a material adverse effect on our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

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

     Intense Competition. The market for our software products and solutions is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products and solutions. Many of our competitors are more established, benefit from greater name recognition, and have substantially greater financial, technical and marketing resources than we do. Additionally, there can be no assurance that our competitors will not form joint ventures, business combinations or other strategic alliances and develop or offer comprehensive solutions that further compete with our products and solutions. The announcement of such developments, prior to release, may cause potential customers to delay their purchasing decisions while they evaluate the new competitive products. Some of our current or potential competitors also serve as sales channels for our products and solutions and may elect to discontinue their sales efforts for our products or solutions, or to commence or increase their promotional and sales efforts for their own products and solutions. We believe that the principal factors affecting competition in our markets include product performance and reliability, product functionality, ease of use, training, ability to respond to changing customer needs, quality of support, and price. Other than technical expertise, there are no significant proprietary or other barriers to entry that could keep potential competitors from developing or acquiring similar products or providing competing solutions in our market.

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

     Potential for Product Liability. Our software products and solutions are often utilized to perform reengineering functions on mission-critical components of our customers' information systems. The programs and data contained in these systems are often necessary for the continuation of the customer's business and are critical to the operations and financial performance of the customer. Any failure of these systems could have a material adverse effect upon our customers and could result in a claim for substantial damages against us, regardless of our responsibility for such failure. In connection with the license of our products and the sale of our services, we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes or omissions. Despite this precaution, there can be no assurance that the limitations of liability set forth in our customer contracts would be enforceable or would otherwise protect us from liability for damages. Additionally, we maintain general liability insurance coverage with limits of $1 million per occurrence and $1 million aggregate coverage and excess liability insurance coverage with limits of $6 million per occurrence and

$6 million aggregate coverage. However, there can be no assurance that such coverage will continue to be available on acceptable terms, or will be sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverages, or changes in our insurance policies, such as premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, operating results and financial condition.

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

     Reliance on Certain Relationships. We have established strategic relationships with a number of organizations that we believe are important to our worldwide sales, marketing and support activities. Our relationships with our partners such as Satyam Computer Services, Ltd., SeeBeyond Technology Corp., and Infosys Technologies, Ltd. expand the distribution of our products. There can be no assurance that our partners, many of which have significantly greater financial and marketing resources than we do, will not develop or market software products which compete with our products in the future, or will not otherwise discontinue their relationships with or support of us. Our failure to maintain our existing relationships or to establish new relationships in the future could have a material adverse effect on our business, operating results and financial condition.

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

     Risk of Doing Business in International Markets. In fiscal 2002, 2001, and 2000, 32%, 32%, and 25%, respectively, of our revenues were from international customers. We expect that international revenues will continue to account for a significant percentage of our revenues. We have operations in the United Kingdom and India, and may expand our operations in other international markets. As a result, we will be subject to a number of risks, including, among other things, difficulties in administering our business globally, managing foreign operations, currency fluctuation, restrictions against the repatriation of earnings, export requirements and restrictions, and multiple and possibly overlapping tax structures. In addition, we may from time to time experience a decrease in sales in certain foreign countries as a result of general economic conditions in such countries. These risks could have a material adverse effect on our business, operating results and financial condition. In addition, acceptance of our products in certain international markets may require exclusive, time-consuming and costly modifications to our products to localize the products for use in particular markets. Any earnings generated in countries other than the United States may be permanently invested outside the United States, or may be subject to considerable taxation if repatriated to the United States. We may incur significant costs in foreign currencies to enhance our marketing, sales and distribution in other countries. Accordingly, as a result of currency fluctuations, the translation of foreign currencies into U.S. dollars for accounting purposes could adversely affect our operating results. Historically, our foreign currency translation adjustments have not been significant. See notes 4 and 11 to the Consolidated Financial Statements for additional information about foreign operations and export sales.

     Acts of War or Terrorism. The September 11, 2001 terrorist attacks on the United States created immediate significant economic and political uncertainty. The long-term effects of such attacks on the world economy and SEEC's business are unknown, but could be material to the Company. Further terrorists acts or acts of war, whether in the United States or abroad, could cause damage or disruption to the Company, its suppliers, strategic partners or customers, or could create political or economic instability, any of which could have a material adverse effect on our business. Particularly, escalated tensions between India and Pakistan pose an increased risk to our software development and sales operations in India, which could be disrupted in the event of the outbreak of war between the two countries.

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

     Some of our IT professionals in the U.S. are citizens of India, with most of them working in the U.S. under H-1B temporary visas. Under current law, there is a statutory limit on new H-1B visas that may be issued in a given year. If we are unable to obtain H-1B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results, and financial condition could be materially and adversely affected. On October 17, 2000, the "American Competitiveness in the Twenty-First Century Act" (the "Act") was signed into law, and the annual H-1B visa quota for each of the years 2001, 2002 and 2003 was increased to 195,000. The annual quota reverts to 65,000 in fiscal year 2004. In addition, certain provisions of the Act make it likely that there will not be any H-1B "black out periods" as there have been in the past. However, the Act now permits permanent resident applicants to change employers under certain conditions, which could adversely impact employee retention rates among the Company's non-citizen/non-permanent resident consultants.

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

     Volatility of Stock Price. The market prices of technology companies, including SEEC, have been highly volatile. The market price of our Common Stock is likely to continue to be highly volatile and may increase or decrease significantly as a result of factors such as actual or anticipated fluctuations in our operating results, general conditions in the computer hardware and software industries; announcements of new products, technological innovations or new contracts by us or by our competitors; developments with respect to patents, copyrights or proprietary rights; general market conditions; and other factors. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations, over which we have no control, may materially and adversely affect the market price of our Common Stock. In addition, shortfalls in sales or earnings, and general economic conditions may materially and adversely affect the market price of our Common Stock.

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

ITEM 2.  PROPERTIES

     Our principal administrative, research and development, customer support, and sales and marketing facilities are located in approximately 16,000 square feet of office space located in the greater Pittsburgh metropolitan area. The current lease agreement expires in February 2003. In addition, we lease office space located in or near San Francisco and Chicago. We also lease office space near London, England for our European operations and in Hyderabad, India for our Asian operations. We will continue to periodically assess our requirements regarding location, size, and types of facilities. We believe that we will be able to obtain suitable additional space as needed.

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

FISCAL YEARS ENDED MARCH 31,

                                                              HIGH      LOW
                                                             ------    -----
2001:
First quarter..............................................  $13.13    $4.25
Second quarter.............................................  $ 5.50    $3.75
Third quarter..............................................  $ 4.13    $1.81
Fourth quarter.............................................  $ 4.06    $2.00

2002:
First quarter..............................................  $ 3.37    $1.75
Second quarter.............................................  $ 2.70    $1.16
Third quarter..............................................  $ 1.77    $0.95
Fourth quarter.............................................  $ 3.19    $0.85

     As of May 7, 2002, there were approximately 2,300 beneficial owners of our Common Stock.

     We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently anticipate that we will retain future earnings, if any, to fund our operations.

ITEM 6.  SELECTED FINANCIAL DATA

                                                            YEAR ENDED MARCH 31,
                                               -----------------------------------------------
                                                2002      2001      2000      1999      1998
                                               -------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license and maintenance fees......  $ 1,464   $ 2,262   $ 3,821   $ 7,936   $10,397
  Professional services......................      871       783     2,495     3,162     2,019
                                               -------   -------   -------   -------   -------
          Total revenues.....................    2,335     3,045     6,316    11,098    12,416
                                               -------   -------   -------   -------   -------
Operating expenses:
  Cost of revenues:
     Software license and maintenance fees...      372       455       560       813     1,434
     Professional services...................      877     1,073     1,659     2,195     1,685
                                               -------   -------   -------   -------   -------
          Total cost of revenues.............    1,249     1,528     2,219     3,008     3,119
  General and administrative.................    1,729     2,268     2,472     2,307     1,753
  Sales and marketing........................    4,350     4,437     5,402     5,303     4,342
  Research and development...................    1,632     1,799     1,825     1,302     1,105
  Amortization of goodwill and other
     intangible assets.......................      177       559       446       155        --
  Write-down of impaired assets..............      136     2,092        --        --        --
  Acquired in-process research and
     development.............................       --        --       531        --        --
                                               -------   -------   -------   -------   -------
          Total operating expenses...........    9,273    12,683    12,895    12,075    10,319
                                               -------   -------   -------   -------   -------
Income (loss) from operations................   (6,938)   (9,638)   (6,579)     (977)    2,097
Interest and other income, net...............      680     1,307     1,455     1,608       778
                                               -------   -------   -------   -------   -------
Income (loss) before income taxes............   (6,258)   (8,331)   (5,124)      631     2,875
Income tax provision (benefit)...............       --        --      (395)      225       365
                                               -------   -------   -------   -------   -------
Net income (loss)............................  $(6,258)  $(8,331)  $(4,729)  $   406   $ 2,510
                                               =======   =======   =======   =======   =======
Net income (loss) per common share:
  Basic......................................  $ (1.03)  $ (1.37)  $  (.79)  $   .07   $   .49
  Diluted....................................  $ (1.03)  $ (1.37)  $  (.79)  $   .07   $   .46
Weighted average number of common and common
  equivalent shares outstanding:
  Basic......................................    6,095     6,089     5,986     5,954     5,145
  Diluted....................................    6,095     6,089     5,986     6,122     5,417

                                                               AS OF MARCH 31,
                                               -----------------------------------------------
                                                2002      2001      2000      1999      1998
                                               -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments................................  $14,406   $20,345   $26,202   $30,901   $30,829
Working capital..............................  $14,023   $19,880   $25,355   $31,764   $32,056
Total assets.................................  $16,180   $22,722   $31,946   $36,008   $39,241
Total shareholders' equity...................  $14,914   $21,220   $29,597   $33,242   $34,024

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SEEC, Inc. ("SEEC" or the "Company") provides business-to-business (B2B) software solutions for insurance, financial services, telecommunications and other industries. The Company's solutions are built upon SEEC Mosaic Studio, a platform for scalable B2B systems that extend and connect existing business processes and systems with the Web. SEEC's solutions reuse the mission-critical business rules locked within existing applications without disrupting current operations or replacing back-end administrative systems. As a result, projects can be implemented more rapidly and at lower cost, and with lower risk than with traditional approaches.

     The growth of the Web as a medium for business and the rapid development of B2B technologies such as XML and Web services are driving large enterprises to externalize their traditional business processes to improve efficiency, maintain their competitiveness, and enable future growth. Our solutions focus on preserving the competitive advantages inherent in current financial, customer service and industrial systems while allowing companies to utilize the underlying value of these systems in new Web-centric business processes. SEEC Mosaic Studio supports these efforts by externalizing the business rules within current systems and by providing means for quickly integrating those systems with the Web.

     The SEEC Mosaic Studio solutions are used in a wide range of industries, and SEEC is now incorporating the SEEC Mosaic technologies in its Axcess industry solutions for insurance and other sectors. The first of these solutions, Axcess for Insurance, includes component templates that allow insurance carriers to quickly automate and externalize their key sales processes to agent and broker business partners. Axcess can reduce the carriers' costs and improve their relations with the agents and brokers that account for the vast majority of insurance sales. Axcess, along with SEEC Mosaic Studio, provides a new alternative to "build vs. buy" for B2B initiatives that offers a faster return on investment.

     SEEC was founded in 1988 to develop tools and solutions for reengineering of legacy COBOL applications. Through 1999, organizations used SEEC's solutions extensively for year 2000 remediation and testing, legacy system maintenance, and legacy system reengineering. In fiscal 2001, we introduced SEEC Mosaic Studio. Our customer base consists primarily of large and medium-sized organizations including corporations, third-party information technology ("IT") service providers, higher education institutions, non-profit entities and governmental agencies. We derive our revenues from software license and maintenance fees and professional services fees. Professional services are typically provided to customers in conjunction with the license of software products. Our enterprise solutions and software products and services are marketed through a broad range of distribution channels, including direct sales to end users, and to end users in conjunction with our partners.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We periodically evaluate these estimates, including those related to our revenue recognition, allowance for doubtful accounts, and intangible assets. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

     We believe the following critical accounting policies impact the most significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We follow detailed guidelines discussed in Note 1 of the Notes to our Consolidated Financial Statements. We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

     Revenues are derived from the license of software products, customer support and maintenance contracts, and services contracts, including consulting and training services. Revenues from product license fees are recognized when an order or agreement is in hand, the fee is fixed and determinable, and delivery of the product has occurred. Customer support and maintenance contract revenues are recognized ratably over the term of the related agreement, generally twelve months. The Company provides professional services under time-and-materials and fixed-price contracts. Revenues from time-and-materials contracts are recognized as the services are provided. Revenues from fixed-price contracts are recognized principally by the percentage-of-completion method, whereby income is recognized based on the estimated stage of completion of individual contracts. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determinable. Fixed-price contracts and related estimates have not been significant in recent years.

     Impairment of Goodwill and Intangible Assets. We record intangible assets when we acquire other companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including intangible assets, with the remaining amount being classified as goodwill. We periodically review the carrying amounts of goodwill and intangible assets for indications of impairment. If impairment is indicated, we assess the value of the intangible assets. The value of goodwill and intangible assets has been amortized to operating expense over time, with in-process research and development recorded as a one-time charge on the acquisition date. Under current accounting guidelines that became effective on July 1, 2001, goodwill arising from transactions occurring after June 30, 2001 and any existing goodwill as of April 1, 2002 are no longer amortized to expense but rather are periodically assessed for impairment. As a result of write-downs of goodwill resulting from impairment evaluations performed in fiscal 2001 and 2002, no goodwill exists as of April 1, 2002. We periodically review the estimated remaining useful lives of our remaining intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods. See Notes 2 and 3 to the Consolidated Financial Statements.

     Allowance for Doubtful Accounts. We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on past collection history and specific risks identified in our outstanding accounts receivable. If the financial condition of a customer deteriorates such that its ability to make payments might be impaired, or if payments from a customer are significantly delayed, additional allowances might be required, resulting in future bad debt expense not provided in the allowance for doubtful accounts at March 31, 2002.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain income and expense items.

                                                               YEAR ENDED MARCH 31,
                                                              ----------------------
                                                              2002     2001     2000
                                                              ----     ----     ----
REVENUES:
  Software license and maintenance fees.....................    63%      74%      60%
  Professional services.....................................    37       26       40
                                                              ----     ----     ----
       Total revenues.......................................   100      100      100
                                                              ----     ----     ----
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance fees..................    16       15        9
     Professional services..................................    37       35       26
                                                              ----     ----     ----
       Total cost of revenues...............................    53       50       35
     General and administrative.............................    74       75       39
     Sales and marketing....................................   186      146       86
     Research and development...............................    70       59       29
     Amortization of goodwill and other intangible assets...     8       18        7
     Write-down of impaired assets..........................     6       69       --
     Acquired in-process research and development...........    --       --        8
                                                              ----     ----     ----
       Total operating expenses.............................   397      417      204
                                                              ----     ----     ----
Loss from operations........................................  (297)    (317)    (104)
Interest and other income, net..............................    29       43       23
                                                              ----     ----     ----
Loss before income taxes....................................  (268)    (274)     (81)
Income tax benefit..........................................    --       --       (6)
                                                              ----     ----     ----
Net loss....................................................  (268)%   (274)%    (75)%
                                                              ====     ====     ====

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     Revenues. Total revenues for fiscal 2002 were $2,335,000 compared to $3,045,000 for fiscal 2001, a decrease of $710,000 or 23%. Software license and maintenance fees were $1,464,000 for fiscal 2002 compared to $2,262,000 for fiscal 2001, a decrease of $798,000 or 35%. Professional services revenues, consisting of consulting and training services fees, were $871,000 in fiscal 2002 compared to $783,000 in fiscal 2001, an increase of $88,000 or 11%. The decreases in revenues are primarily attributable to the global economic slowdown, as many companies have chosen to defer or reduce the rate of spending on information technology ("IT") projects. This reduced spending on software and services has negatively impacted our revenues.

     Cost of Revenues. Cost of revenues includes cost of software license and maintenance fees and cost of professional services. Cost of revenues consists primarily of personnel costs of employees or subcontracted personnel required to provide consulting, training, on-site or in-house factory services, and customer support services. Our total cost of revenues was $1,249,000 for fiscal 2002, compared to $1,528,000 for fiscal 2001, a decrease of $279,000 or 18%. The decrease in cost of revenues was associated with the decline in revenues, as discussed above. Total costs of revenues did not decrease in the same proportion as did revenues between periods, primarily due to costs of maintaining customer support staff at a level adequate to serve our customers, regardless of the decrease in associated revenues during the period.

     Cost of software license and maintenance fees includes the expenses for providing customer support services and, to a lesser degree, the expenses of third-party software sold, media, manuals, duplication and shipping related to sales of certain of our software products. Customer support ("maintenance") services include telephone or online (Internet) technical assistance and periodic software upgrades provided to customers who have purchased maintenance in conjunction with a software license purchases. Cost of software license and maintenance fees was $372,000 for fiscal 2002 compared to $455,000 for fiscal 2001, a decrease of $83,000 or 18%. Customer support costs declined with a fall in maintenance contract renewals. The cost reductions were primarily in personnel costs.

     Professional services costs consist primarily of compensation and related benefits, and travel and equipment for our personnel responsible for providing consulting and training services to customers. Costs of temporary or subcontracted labor may also be included, if such labor is required to meet the demands of providing services. Professional services costs were $877,000 for fiscal 2002 compared to $1,073,000 for fiscal 2001, a decrease of $196,000 or 18%. This decrease occurred in spite of the increase in professional services revenues and was primarily attributable to reductions in professional staff and associated personnel costs. Utilization rates for professional staff were higher in fiscal 2002 compared to fiscal 2001.

     Gross Margins. Our total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 47% for fiscal 2002 compared to 50% for fiscal 2001. Gross margin percentages were 75% and 80% for software license and maintenance fees, and (1)% and (37)% for professional services, for fiscal 2002 and 2001, respectively.

     The gross margin percentages for software license and maintenance fees are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. The gross margin percentage for software license and maintenance fees was lower in fiscal 2002 than in fiscal 2001 due primarily to the decrease in these revenues, which declined by a proportionately greater percentage than the decrease in customer support costs.

     The gross margin percentages for professional services vary depending on the utilization rates for billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentage in fiscal 2002 was higher than in fiscal 2001 due to the increase in professional services revenues combined with reduced staff levels, resulting in higher utilization rates of our billable consultants.

     General and Administrative. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $1,729,000 for fiscal 2002 compared to $2,268,000 for fiscal 2001, a decrease of $539,000 or 24%. This decrease was primarily due to lower personnel and depreciation costs, cost savings associated with the closing of our Burlingame, California operation, and other ongoing efforts to reduce general expenses. These cost reductions were partially offset by higher insurance costs.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, tradeshows and other promotional activities. Sales and marketing expenses were $4,350,000 for fiscal 2002 compared to $4,437,000 for fiscal 2001, a decrease of $87,000 or 2%. The decrease is primarily due to lower marketing expenditures, particularly a reduction in tradeshows expense. These cost reductions were partially offset by higher personnel costs and expenses related to opening a new sales office in Chicago, both related to changes in our sales and marketing organization following the hiring of our new sales vice president.

     Research and Development. Total expenditures for research and development were $1,632,000 in fiscal 2002 compared to $1,799,000 in fiscal 2001, a decrease of $167,000 or 9%. The decrease was primarily the result of a reduction in personnel costs. A larger proportion of development work was shifted to India, where personnel costs are lower.

     Amortization of Goodwill and Other Intangible Assets. Goodwill and other intangible assets are amortized over their estimated useful lives of five to seven years. Amortization of goodwill and other intangible assets amounted to $177,000 in fiscal 2002 compared to $559,000 in fiscal 2001, a decrease of $382,000 or 68%. The decrease was attributable to the fiscal 2001 write-down of $2,092,333 of impaired long-lived assets, which resulted in lower amortization expense in fiscal 2002. See Notes 2 and 3 to the Consolidated Financial Statements.

     Write-Down of Impaired Assets. We incurred non-cash charges of $136,000 to write down impaired assets in fiscal 2002 compared to $2,092,000 in fiscal 2001, a decrease of $1,956,000 or 93%. The fiscal 2002 charges were based principally on an impairment test of goodwill acquired in our August 1999 purchase of ERA Software Systems Private, Limited, a software consulting and development company based in India.. The fiscal 2001 charges were based principally on an impairment test of intangible assets acquired with the Company's August 1999 purchase of Mozart, as described in Note 3 to the Consolidated Financial Statements. The value of acquired goodwill and other intangible assets is deemed impaired and charged to operations if expected future cash flows of the related assets are less than their carrying values.

     Interest and Other Income, Net. Interest and other income, net consists principally of interest income on cash equivalents and short-term investments, which are comprised primarily of money market funds and high-grade bonds and bond funds with average maturities of less than two years. Interest and other income, net was $680,000 in fiscal 2002, compared to $1,307,000 in fiscal 2001, a decrease of $627,000 or 48%. This decrease resulted from lower short-term interest rates combined with the effect of lower cash and short-term investments balances in the current year periods as compared to the prior year periods. The drop in interest income was partially offset by a net gain of $71,000 on the disposal of marketable investments in fiscal 2002 versus a net loss of $56,000 on the disposal of marketable investments in fiscal 2001. Cash and short-term investment balances were used in fiscal 2002 primarily to fund operations.

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

     Cost of software license and maintenance fees includes the expenses for providing customer support services, royalties, third-party software sold, and, to a lesser degree, the expenses of media, manuals, duplication and shipping related to sales of certain of our software products. Customer support ("maintenance") services include telephone or online (Internet) technical assistance and periodic software upgrades provided to customers who have purchased maintenance in conjunction with a software license purchases. Cost of software license and maintenance fees was $455,000 for fiscal 2001 compared to $560,000 for fiscal 2000, a decrease of $105,000 or 19%. With customers having completed their year 2000 remediation projects, customer support costs declined with a fall in maintenance contract renewals, which was partially offset by increases in costs related to sales of e-business products. The cost reductions were primarily in the areas of customer support personnel costs and a royalty charge in fiscal 2000 for third-party software sold, a cost not incurred in fiscal 2001.

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

     Gross Margins. Our total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 50% for fiscal 2001 compared to 65% for fiscal 2000. Gross margin percentages were 80% and 85% for software license and maintenance fees, and (37)% and 34% for professional services, for fiscal 2001 and 2000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the balance of our cash, cash equivalents, and short-term investments was $14.4 million compared to $20.3 million at March 31, 2001. Our working capital totaled $14.0 million and $19.9 million at March 31, 2002 and 2001, respectively. Our cash flows have been used primarily for general operating expenses, to purchase equipment, furniture and leasehold improvements, to fund internal research and development, and to fund two business acquisitions.

     Our primary investing activities in fiscal 2002 consisted of net sales of short-term investments of $341,000 and purchases of property and equipment of $200,000. Our primary investing activities in fiscal 2001 consisted of net sales of short-term investments of $3,493,000. In fiscal 2000, we paid $2,271,000, net of cash acquired, in connection with an acquisition, as described in Note 2 to the Consolidated Financial Statements. Our financing activities in fiscal 2002, 2001 and 2000 included the purchase of our Common Stock for $73,000, $339,000 and $135,000, respectively, under the stock repurchase program described in Note 8 to the Consolidated Financial Statements.

     Our cash balances may be used to develop or expand domestic and international sales and marketing efforts, to establish additional facilities, to hire additional personnel, for increased research and development, for capital expenditures, and for working capital and other general corporate purposes. We may also utilize cash to develop or acquire other businesses, products or technologies complementary to our current business. The amounts actually expended for each such purpose may vary significantly and are subject to change at our discretion, depending upon certain factors, including economic or industry conditions, changes in the competitive environment, and strategic opportunities that may arise. We believe that cash flows from operations and the current cash balances will be sufficient to meet our liquidity needs for the foreseeable future. In the longer term, we may require additional sources of capital to continue operations at the current rate or to fund future growth. Such sources of capital may include additional equity offerings or debt financings.

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

SEASONALITY

     We do not believe that our operations are affected by seasonal fluctuations. Our cash flows may at times fluctuate due to the timing of cash receipts from large individual sales.

RECENT ACCOUNTING STANDARDS

     In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. The Company's previous business combinations were accounted for using the purchase method. SFAS No. 141 also requires that acquired intangible assets be recognized apart from goodwill if the acquired intangible assets meet certain criteria. In accordance with the guidelines in SFAS No. 142, goodwill and other intangible assets with indefinite useful lives should be tested for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 must be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that a transitional goodwill impairment test be completed six months from the date of adoption and a reassessment of the useful lives of other intangible assets occur within the first interim quarter after adoption of SFAS No. 142. In accordance with the provisions of the statement, the Company will adopt SFAS 142 on April 1, 2002. The Company does not expect the adoption of SFAS 142 to have a material affect on its financial position, results of operations, or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 also supercedes certain provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and significantly changes the criteria required to classify an asset as held-for-sale. The statement is effective for fiscal years beginning after December 15, 2001, with early adoption allowed. The Company adopted the standard effective April 1, 2002. The Company does not expect the adoption of SFAS 144 to have a material affect on its financial position, results of operations, or cash flows.

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

     Foreign Currency Risk. As of March 31, 2002, we had operating subsidiaries located in the United Kingdom and India. We are exposed to foreign currency exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability. We maintain only nominal foreign currency cash balances, consisting of working funds necessary to facilitate the short-term operations of our subsidiaries. At March 31, 2002 we did not hold any material foreign-denominated financial instruments or contracts, and we have not entered into foreign currency hedge transactions. The effect of foreign exchange rate fluctuations on our financial position or results of operations has not been, and is not expected to be, material in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 below and the index therein for a listing of financial statements and supplementary data filed as part of this report.

                                   SEEC, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               -----
Report of Independent Certified Public Accountants..........      29
Consolidated Balance Sheets.................................      30
Consolidated Statements of Operations.......................      31
Consolidated Statements of Changes in Shareholders'
  Equity....................................................      32
Consolidated Statements of Cash Flows.......................      33
Notes to Consolidated Financial Statements..................   34-45

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors
SEEC, Inc.
Pittsburgh, Pennsylvania

     We have audited the accompanying consolidated balance sheets of SEEC, Inc. and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEEC, Inc. and subsidiaries as of March 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                          BDO Seidman, LLP

Boston, Massachusetts
May 23, 2002

                                   SEEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $10,473,967   $16,049,397
  Short-term investments (Note 5)...........................    3,932,412     4,295,952
  Accounts receivable -- trade, less allowance for doubtful
     accounts of $20,000 and $75,000 at March 31, 2002 and
     2001, respectively (Notes 4 and 14)....................      448,404       539,682
  Prepaid expenses and other current assets.................      433,358       497,011
                                                              -----------   -----------
     Total current assets...................................   15,288,141    21,382,042
PROPERTY AND EQUIPMENT, NET (Note 6)........................      831,120       969,476
GOODWILL AND OTHER INTANGIBLE ASSETS, LESS ACCUMULATED
  AMORTIZATION of $805,768 and $491,728 at March 31, 2002
  and 2001, respectively (Notes 2 and 3)....................       60,291       370,504
                                                              -----------   -----------
                                                              $16,179,552   $22,722,022
                                                              ===========   ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade.................................  $   280,481   $   508,849
  Accrued payroll, related taxes and withholdings...........      410,801       356,261
  Other accrued expenses....................................      244,573       284,920
  Deferred maintenance revenues.............................      288,526       303,966
  Income taxes payable (Note 11)............................       40,794        48,088
                                                              -----------   -----------
     Total current liabilities..............................    1,265,175     1,502,084
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES (Notes 10 and 13)
SHAREHOLDERS' EQUITY (Notes 8, 9 and 10):
  Preferred stock -- no par value; 10,000,000 shares
     authorized; none outstanding Common stock -- $.01 par
     value; 20,000,000 shares authorized; 6,309,187
     issued.................................................       63,092        63,092
  Additional paid-in capital................................   34,589,206    34,578,425
  Accumulated deficit.......................................  (18,906,681)  (12,548,380)
  Less treasury stock, at cost -- 227,043 and 205,495 shares
     at March 31, 2002 and 2001, respectively...............     (827,605)     (903,184)
  Accumulated other comprehensive income (loss).............       (3,635)       29,985
                                                              -----------   -----------
     Total shareholders' equity.............................   14,914,377    21,219,938
                                                              -----------   -----------
                                                              $16,179,552   $22,722,022
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED MARCH 31,
                                                       -----------------------------------------
                                                          2002           2001           2000
                                                       -----------    -----------    -----------
REVENUES (Note 4):
  Software license and maintenance fees..............  $ 1,464,651    $ 2,261,509    $ 3,821,258
  Professional services..............................      870,799        783,093      2,494,547
                                                       -----------    -----------    -----------
          Total revenues.............................    2,335,450      3,044,602      6,315,805
                                                       -----------    -----------    -----------
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance fees...........      371,651        454,548        559,736
     Professional services...........................      876,985      1,072,726      1,659,450
                                                       -----------    -----------    -----------
          Total cost of revenues.....................    1,248,636      1,527,274      2,219,186
  General and administrative (Note 13)...............    1,728,611      2,268,043      2,472,226
  Sales and marketing................................    4,350,220      4,437,338      5,401,179
  Research and development...........................    1,632,831      1,799,150      1,825,765
  Amortization of goodwill and other intangible
     assets (Note 2).................................      177,254        558,783        445,637
  Write-down of impaired assets (Notes 2 and 3)......      136,166      2,092,333             --
  Acquired in-process research and development (Note
     2)..............................................           --             --        531,100
                                                       -----------    -----------    -----------
          Total operating expenses...................    9,273,718     12,682,921     12,895,093
                                                       -----------    -----------    -----------
LOSS FROM OPERATIONS.................................   (6,938,268)    (9,638,319)    (6,579,288)
INTEREST AND OTHER INCOME, NET (Note 7)..............      679,834      1,307,701      1,455,457
                                                       -----------    -----------    -----------
LOSS BEFORE INCOME TAXES.............................   (6,258,434)    (8,330,618)    (5,123,831)
INCOME TAX BENEFIT (Note 11).........................           --             --       (395,000)
                                                       -----------    -----------    -----------
NET LOSS.............................................  $(6,258,434)   $(8,330,618)   $(4,728,831)
                                                       ===========    ===========    ===========
Basic and diluted net loss per common share (Note
  12):...............................................  $     (1.03)   $     (1.37)   $     (0.79)
                                                       ===========    ===========    ===========
Weighted average number of basic and diluted common
  and common equivalent shares outstanding...........    6,094,529      6,089,329      5,986,425
                                                       ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   YEARS ENDED MARCH 31, 2000, 2001 AND 2002

                                COMMON STOCK                       RETAINED                    ACCUMULATED
                             -------------------   ADDITIONAL      EARNINGS                       OTHER           TOTAL
                             NUMBER OF               PAID-IN     (ACCUMULATED    TREASURY     COMPREHENSIVE   SHAREHOLDERS'
                              SHARES     AMOUNT      CAPITAL       DEFICIT)        STOCK      INCOME (LOSS)       EQUITY
                             ---------   -------   -----------   ------------    --------     -------------   -------------
Balance -- March 31,
  1999.....................  6,084,147   60,842    $33,576,796   $   766,569    $(1,182,496)    $ 20,329       $33,242,040
Comprehensive income:
  Net loss for year........        --        --             --    (4,728,831)            --           --                --
  Unrealized losses on
    investments, net of
    taxes..................        --        --             --            --             --      (68,261)               --
  Total comprehensive
    income (loss)..........        --        --             --            --             --           --        (4,797,092)
Shares issued for
  acquisition (Note 2).....   222,222     2,222        997,778            --             --           --         1,000,000
Purchase of common stock
  for treasury (Note 8)....        --        --             --            --       (135,356)          --          (135,356)
Exercise of stock options
  (Note 9).................     2,818        28          2,289       (96,538)       196,651           --           102,430
Shares issued under
  employee stock purchase
  plan (Notes 8 and 9).....        --        --             --       (46,600)       231,496           --           184,896
Exercise of warrants (Note
  10)......................        --        --           (175)      (25,009)        25,184           --                --
                             ---------   -------   -----------   ------------   -----------     --------       -----------
Balance -- March 31,
  2000.....................  6,309,187   63,092     34,576,688    (4,130,409)      (864,521)     (47,932)       29,596,918
Comprehensive income:
  Net loss for year........        --        --             --    (8,330,618)            --           --                --
  Unrealized gains on
    investments............        --        --             --            --             --       77,917                --
  Total comprehensive
    income (loss)..........        --        --             --            --             --           --        (8,252,701)
Purchase of common stock
  for treasury (Note 8)....        --        --             --            --       (338,522)          --          (338,522)
Exercise of stock options
  (Note 9).................        --        --          3,853          (718)         7,565           --            10,700
Shares issued under
  employee stock purchase
  plan (Notes 8 and 9).....        --        --         (2,116)      (79,999)       246,435           --           164,320
Shares issued in lieu of
  cash bonus to employee...        --        --             --        (6,636)        45,859           --            39,223
                             ---------   -------   -----------   ------------   -----------     --------       -----------
Balance -- March 31,
  2001.....................  6,309,187   63,092     34,578,425   (12,548,380)      (903,184)      29,985        21,219,938
Comprehensive income:
  Net loss for year........        --        --             --    (6,258,434)            --           --                --
  Unrealized losses on
    investments............        --        --             --            --             --      (33,620)               --
  Total comprehensive
    income (loss)..........        --        --             --            --             --           --        (6,292,054)
Purchase of common stock
  for treasury (Note 8)....        --        --             --            --        (73,228)          --           (73,228)
Exercise of stock options
  (Note 9).................        --        --             --       (29,185)        32,689           --             3,504
Shares issued under
  employee stock purchase
  plan (Notes 8 and 9).....        --        --             --       (70,682)       116,118           --            45,436
Warrants issued for
  services.................        --        --         10,781            --             --           --            10,781
                             ---------   -------   -----------   ------------   -----------     --------       -----------
Balance -- March 31,
  2002.....................  6,309,187   $63,092   $34,589,206   $(18,906,681)  $  (827,605)    $ (3,635)      $14,914,377
                             =========   =======   ===========   ============   ===========     ========       ===========

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED MARCH 31,
                                                      -----------------------------------------
                                                         2002           2001           2000
                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................  $(6,258,434)   $(8,330,618)   $(4,728,831)
Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and amortization.....................      491,356        918,596        766,852
  (Gain) loss on sale of short-term investments.....      (70,992)        42,408         14,626
  In-process research and development...............           --             --        531,100
  Write-down of impaired assets.....................      136,166      2,140,799             --
  Provision for doubtful accounts...................       13,162        152,117         59,299
  Deferred income taxes (benefit)...................           --             --       (395,000)
  Other, net........................................       26,870         53,698          7,363
Changes in operating assets and liabilities, net of
  effects from business acquisitions:
  Accounts receivable -- trade......................       78,116        326,941      1,741,918
  Prepaid expenses..................................       63,653        (13,525)        82,164
  Accounts payable -- trade.........................     (228,368)       (75,649)      (105,179)
  Accrued payroll, related taxes and withholdings...       54,540       (361,698)       318,915
  Accrued royalties.................................           --             --        (19,025)
  Other accrued expenses............................      (42,383)      (160,844)        37,157
  Deferred maintenance revenue......................      (15,440)      (250,436)      (342,632)
  Income taxes payable..............................       (7,294)       (20,495)      (148,217)
  Other, net........................................       62,318         18,140        (21,545)
                                                      -----------    -----------    -----------
     Net cash used by operating activities..........   (5,696,730)    (5,560,566)    (2,201,035)
                                                      -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...............     (200,169)      (123,253)      (260,902)
  Expenditures for trademarks.......................       (3,207)        (5,832)       (33,314)
  Purchases of short-term investments...............   (3,247,976)    (4,307,190)    (5,906,642)
  Sales of short-term investments...................    3,588,607      7,799,887      6,479,778
  Payments in connection with business
     acquisitions...................................           --             --     (2,271,102)
  Other.............................................        8,333          5,423         (2,500)
                                                      -----------    -----------    -----------
     Net cash provided (used) by investing
       activities...................................      145,588      3,369,035     (1,994,682)
                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock.......................      (73,228)      (338,522)      (135,356)
  Proceeds from issuances of common stock, net......       48,940        175,021        287,326
                                                      -----------    -----------    -----------
     Net cash provided (used) by financing
       activities...................................      (24,288)      (163,501)       151,970
                                                      -----------    -----------    -----------
Net decrease in cash and cash equivalents...........   (5,575,430)    (2,355,032)    (4,043,747)
Cash and cash equivalents, beginning of year........   16,049,397     18,404,429     22,448,176
                                                      -----------    -----------    -----------
Cash and cash equivalents, end of year..............  $10,473,967    $16,049,397    $18,404,429
                                                      ===========    ===========    ===========
Supplemental cash flow information:
Non-cash investing and financing activities:
  Business acquisitions:
  Fair value of assets acquired.....................  $        --    $        --    $ 3,528,681
  Liabilities assumed or incurred...................           --             --        257,579
  Common stock issued to seller.....................           --             --      1,000,000

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of SEEC, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), including SEEC Holdings, Inc., SEEC Europe Limited, SEEC Technologies Asia Private Limited ("SEEC Asia"), SEEC Germany GmbH ("SEEC Germany"), SEEC Singapore, Pte. Ltd. ("SEEC Singapore"), and Mozart Systems Corporation (see Note 2). Also included are the accounts of the unincorporated branch operations located in South Korea. The operations of SEEC Germany were discontinued during the year ended March 31, 2000, and the operations of SEEC Singapore and the Korean branch were closed during the year ended March 31, 2001. All significant intercompany balances and transactions have been eliminated.

     Business. Founded in 1988, the Company provides integrated solutions for building dynamic and flexible e-business applications while retaining and enhancing the ongoing value of existing systems. The Company's solutions address the full range of system understanding, business rule mining, composite applications and Web enablement. The Company provides solutions for enhancing and renewing systems to a Web services architecture for easier integration with newer Web-based systems -- allowing for disparate systems within an enterprise to communicate with each other. The Company's tools, services and application components reduce implementation time and costs by leveraging and reusing business rules and existing systems in new Web-based composite applications, without disrupting current operations or replacing back-end administrative systems.

     The Company's customer base consists primarily of large and medium-sized organizations including corporations, third-party information technology ("IT") service providers, higher education institutions, non-profit entities and governmental agencies. Through 1999, these organizations used the Company's solutions extensively for year 2000 remediation and testing, legacy system maintenance, and legacy system reengineering. More recently, the SEEC Mosaic Studio solutions are used in a wide range of industries, and SEEC is now incorporating the SEEC Mosaic technologies in its Axcess industry solutions for insurance and other sectors.

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

     Cash, Cash Equivalents and Concentrations of Credit Risk. The statements of cash flows classify changes in cash and cash equivalents (short-term, highly-liquid investments readily convertible into cash with an original maturity of three months or less) according to operating, investing or financing activities. Cash equivalents consist of funds in money market accounts and totaled $10,092,446 and $15,908,154 at March 31, 2002 and 2001, respectively.
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, temporary cash investments and accounts receivable.

     The Company places its cash and temporary cash investments with financial institutions which management considers to be of high quality; however, at times such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit.

     Concentrations of credit risk with respect to accounts receivable result from a significant portion of revenues being derived from a relatively small number of customers (see Note 4). The Company generally does not require collateral on accounts receivable because the majority of the Company's customers are large, well established companies. The Company provides allowances for estimated credit losses in accordance with management's ongoing evaluation. While the competitiveness of the software industry presents an inherent uncertainty, the Company's credit risks are moderated by the diversity of its customers and geographic sales areas.

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

     Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other intangible assets include capitalized trademark costs and developed technology, assembled workforce and customer lists acquired in business combinations. Goodwill and other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to seven years.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," the Company evaluates goodwill and other intangible assets on an ongoing basis, and impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Based on these evaluations, the Company recorded charges for the write-downs of certain impaired assets in the years ended March 31, 2002 and 2001 (see Note 3).

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

     Advertising Costs. Advertising costs are expensed as incurred and totaled $200,591, $233,023 and $915,016 for the years ended March 31, 2002, 2001 and
2000, respectively.

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

     Net Loss per Common Share. Net loss per common share for all periods presented is computed in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings or loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares include options and warrants if their exercise prices exceed the average market price of the common shares (see Note 12). Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive.

     Financial Instruments. The estimated fair value of the Company's financial instruments, which include short-term investments, accounts receivable, accounts payable and off-balance-sheet letters of credit, approximates their carrying value.

     Comprehensive Income. The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's comprehensive income (loss) is reported on the consolidated statement of shareholders' equity for all periods.

     Segment Reporting. The Company operates in a single segment, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." See Note 4 for geographic information.

     Recent Accounting Pronouncements. In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. The Company's previous business combinations were accounted for using the purchase method. SFAS No. 141 also requires that acquired intangible assets be recognized apart from goodwill if the acquired intangible assets meet certain criteria. In accordance with the guidelines in SFAS No. 142, goodwill and other intangible assets with indefinite useful lives should be tested for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 must be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that a transitional goodwill impairment test be completed six months from the date of adoption and a reassessment of the useful lives of other intangible assets occur within the first interim quarter after adoption of SFAS No. 142. In accordance with the provisions of the statement, the Company will adopt SFAS 142 on April 1, 2002. The Company does not expect the adoption of SFAS 142 to have a material affect on its financial position, results of operations, or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 also supercedes certain provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and significantly changes the criteria required to classify an asset as held-for-sale. The statement is effective for fiscal years beginning after December 15, 2001, with early adoption allowed. The Company adopted the standard effective April 1, 2002. The Company does not expect the adoption of SFAS 144 to have a material affect on its financial position, results of operations, or cash flows.

     Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- ACQUISITION

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

     The results of such an evaluation performed in March 2001 indicated significant impairment of certain assets, primarily intangible assets acquired with the Company's purchase of Mozart (see Note 2). As a consequence, in March 2001, the Company wrote off $2,092,333 of Mozart intangible assets and equipment, and certain SEEC trademark costs. A March 2002 evaluation of long-lived assets indicated impairment of certain assets, primarily goodwill acquired with the Company's purchase of ERA Software Systems Private, Limited in 1998, resulting in a write-down of $136,166.

     The write-downs of impaired assets had no impact on the Company's cash flow or its ability to generate cash flow in the future. As a result of the charge, depreciation and amortization expense related to these assets will decrease in future periods.

NOTE 4 -- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     Two customers accounted for 12% and 11% of sales during the year ended March 31, 2002. One of those customers accounted for 16% of accounts receivable outstanding at March 31, 2002. No single customer accounted for more than 10% of sales during the year ended March 31, 2001. Sales to one customer accounted for 13% of the Company's total revenues during the year ended March 31, 2000.

     For the year ended March 31, 2002, export sales to non-affiliates accounted for 32% of total revenues, including Asia -- 15% and Europe -- 10%. For the year ended March 31, 2001, export sales to non-affiliates accounted for 32% of total revenues, including Asia -- 20% and Europe -- 8%. For the year ended March 31, 2000, export sales to non-affiliates accounted for 25% of total revenues, including Asia -- 11% and South America -- 9%.

NOTE 5 -- SHORT-TERM INVESTMENTS

     Short-term investments consist of the following:

                                                            AMORTIZED    UNREALIZED      MARKET
                                                               COST      GAIN (LOSS)     VALUE
                                                            ----------   -----------   ----------
March 31, 2002:
  Corporate bonds.........................................  $2,486,878    $(13,492)    $2,473,386
  State agency and municipal bonds........................   1,449,169       9,857      1,459,026
                                                            ----------    --------     ----------
                                                            $3,936,047    $ (3,635)    $3,932,412
                                                            ==========    ========     ==========
March 31, 2001:
  Corporate bonds.........................................  $3,837,082    $ 30,059     $3,867,141
  State agency and municipal bonds........................     428,885         (74)       428,811
                                                            ----------    --------     ----------
                                                            $4,265,967    $ 29,985     $4,295,952
                                                            ==========    ========     ==========

     Amortized cost at March 31, 2001 includes a reduction resulting from a decline in value of a marketable debt security. Because the decline in value was judged to be other-than-temporary, the $48,467 impairment write-down was recognized as a realized loss during the year ended March 31, 2001.

     Management does not anticipate realization of the March 31, 2002 holding gain in the upcoming year due to the anticipated adequacy of cash and cash equivalents currently held to fund operating requirements.

NOTE 6 -- PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consists of the following:

                                                                     MARCH 31,
                                                              ------------------------
                                                                 2002          2001
                                                              -----------   ----------
Land........................................................  $   153,324   $  153,324
Building in progress........................................       39,431       39,431
Computer equipment..........................................      673,044      712,116
Software and other equipment................................      440,484      400,173
Furniture and fixtures......................................      496,093      419,658
Leasehold improvements......................................      226,690      206,488
                                                              -----------   ----------
Total property and equipment................................    2,029,066    1,931,190
Accumulated depreciation and amortization...................   (1,197,946)    (961,714)
                                                              -----------   ----------
Property and equipment, net.................................  $   831,120   $  969,476
                                                              ===========   ==========

NOTE 7 -- INTEREST AND OTHER INCOME, NET

     Interest and other income, net consists of the following:

                                                                   YEAR ENDED MARCH 31,
                                                            ----------------------------------
                                                              2002        2001         2000
                                                            --------   ----------   ----------
Interest income, net......................................  $634,905   $1,437,284   $1,524,636
Write-down of impaired marketable investment..............        --      (48,467)          --
Other realized gains (losses), net........................    54,903      (55,771)     (21,673)
Foreign currency loss.....................................    (5,345)     (17,565)     (27,139)
Other.....................................................    (4,629)      (7,780)     (20,367)
                                                            --------   ----------   ----------
                                                            $679,834   $1,307,701   $1,455,457
                                                            ========   ==========   ==========

NOTE 8 -- CAPITAL STOCK

     In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3,000,000 to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, employee stock purchase plan transactions, and for other corporate purposes. Through March 31, 2002, the Company has repurchased 441,875 shares and used 214,832 shares to cover employee stock purchases and stock option and warrants transactions. Repurchased shares are recorded as treasury shares.

NOTE 9 -- STOCK OPTIONS

     The Company has two stock option plans (the "Plans") that provide for the granting of stock options to officers and key employees. The 1994 Stock Option Plan provides for a maximum of 226,305 common shares that may be awarded during the Plan's ten-year term. The 1997 Stock Option Plan provides for a maximum of 1,300,000 common shares that may be awarded through June 2007. Of the total 1,526,305 common shares eligible for award under the Plans, 1,003,297 shares have been issued through March 31, 2002. The purpose of the Plans is to promote the interests of the Company and its shareholders by providing key employees with additional incentives to continue the success of the Company.

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

     Activity related to qualified stock options issued under the Plans is summarized below:

                                                            YEAR ENDED MARCH 31,
                                      ----------------------------------------------------------------
                                             2002                   2001                  2000
                                      -------------------   --------------------   -------------------
                                                WEIGHTED               WEIGHTED              WEIGHTED
                                                 AVERAGE                AVERAGE               AVERAGE
                                                EXERCISE               EXERCISE              EXERCISE
                                                PRICE PER              PRICE PER             PRICE PER
FIXED OPTIONS                         SHARES      SHARE      SHARES      SHARE     SHARES      SHARE
-------------                         -------   ---------   --------   ---------   -------   ---------
Outstanding at beginning of year....  588,796     $5.30      666,771     $5.34     475,111     $5.55
Granted.............................  347,200     $1.73       51,450     $4.23     306,825     $4.62
Exercised...........................   (7,965)    $0.44       (2,200)    $4.86     (45,515)    $2.25
Canceled............................  (91,861)    $4.12     (127,225)    $5.06     (69,650)    $5.67
                                      -------               --------               -------
Outstanding at end of year..........  836,170     $3.99      588,796     $5.30     666,771     $5.34
                                      =======               ========               =======
Options exercisable at end of
  year..............................  381,182                263,989               207,463
                                      =======               ========               =======
Weighted average fair value of
  options granted during the year...  $  1.05               $   2.68               $  4.86
                                      =======               ========               =======

SUMMARY STOCK OPTION INFORMATION:

     The Company accounts for the Plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for the Plans. The pro forma data below reflects the effect had compensation cost for the

Plans been determined based on the fair market value at the grant dates for the awards under the Plans in accordance with SFAS No. 123.

                                                                       YEAR ENDED MARCH 31,
                                                             -----------------------------------------
                                                                2002           2001           2000
                                                             -----------    -----------    -----------
Net loss                            As reported............  $(6,258,434)   $(8,330,618)   $(4,728,831)
                                    Pro forma..............  $(6,626,661)   $(8,839,184)   $(5,259,402)
Basic and diluted net loss per
  share                             As reported............  $     (1.03)   $     (1.37)   $      (.79)
                                    Pro forma..............  $     (1.09)   $     (1.45)   $      (.88)

     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option pricing model. The following assumptions were used for grants for the years ended March 31, 2002, 2001 and 2000, respectively: risk free interest rate -- 3.5%, 4.6%, and 6.8%; expected weighted-average term -- 3.2 years, 2.8 years, and 3.9 years; expected volatility levels -- 100%, 130% and 100%. A dividend yield of zero was assumed for all three years.

     The following table summarizes information about qualified stock options outstanding at March 31, 2002:

                     OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
             ------------------------------------   ---------------------
                           WEIGHTED     WEIGHTED                WEIGHTED
                           AVERAGE       AVERAGE                 AVERAGE
 RANGE OF                 REMAINING     EXERCISE                EXERCISE
 EXERCISE     NUMBER     CONTRACTUAL    PRICE PER    NUMBER     PRICE PER
  PRICES     OF SHARES   LIFE (YEARS)     SHARE     OF SHARES     SHARE
 --------    ---------   ------------   ---------   ---------   ---------
$0.44          10,095        3.29        $ 0.44       10,095     $ 0.44
$1.30--$2.10  341,300        9.54        $ 1.73       11,275     $ 2.07
$2.72--$4.00  233,963        6.89        $ 3.92      185,598     $ 3.83
$4.72--$8.50  215,812        7.07        $ 5.83      139,214     $ 6.07
$16.25         35,000        5.92        $16.25       35,000     $16.25
              -------                                -------
              836,170        4.04        $ 3.99      381,182     $ 5.65
              =======                                =======

NON-QUALIFIED STOCK OPTIONS:

     Activity related to non-qualified stock options is summarized below:

                                                         YEAR ENDED MARCH 31,
                                   -----------------------------------------------------------------
                                          2002                   2001                   2000
                                   -------------------    -------------------    -------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                              AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                             PRICE PER              PRICE PER              PRICE PER
          FIXED OPTIONS            SHARES      SHARE      SHARES      SHARE      SHARES      SHARE
          -------------            -------   ---------    -------   ---------    -------   ---------
Outstanding at beginning of
  year...........................  298,052     $6.15      148,052     $8.44      108,052    $10.08
Granted..........................   50,000     $1.98      150,000     $3.89       40,000    $ 4.00
Exercised........................       --     $  --           --     $  --           --    $   --
Forfeited........................       --     $  --           --     $  --           --    $   --
                                   -------                -------                -------
Outstanding at end of year.......  348,052     $5.55      298,052     $6.15      148,052    $ 8.44
                                   =======                =======                =======
Options exercisable at end of
  year...........................  235,552                203,052                 73,052
                                   =======                =======                =======

     In August 2001, the Company's shareholders approved the adoption of The 2000 Non-Employee Directors Stock Option Plan, which had been adopted by the Board of Directors in November 2000, subject to such shareholder approval. All current and future directors of the Corporation who are not employees of the Corporation or any of its subsidiaries are eligible to participate in the Directors Plan. Initially, the aggregate number of shares of Common Stock which may be issued or delivered and as to which stock options may be granted under the Plan is 250,000 shares.

     Non-qualified stock options outstanding at March 31, 2002, were exercisable as follows:

    EXERCISE   NUMBER OF
     PRICE      SHARES                             EXERCISABLE
    --------   ---------                           -----------
     $ 1.98      50,000    12,500 each at August 10, 2002, 2003, 2004, and 2005
     $ 3.00      50,000    12,500 each at August 10, 2001 and September 1, 2002, 2003, and 2004
     $ 3.62       9,052    4,526 each at August 30, 1997 and 1998
     $ 4.00      20,000    At October 1, 1999
     $ 4.00      20,000    5,000 each at August 24, 2000, 2001, 2002 and 2003
     $ 4.33     100,000    At September 21, 2000
     $ 6.00      60,000    15,000 each at August 12, 1999, 2000, 2001 and 2002
     $ 8.25       9,000    3,000 each at April 1, June 1, and August 1, 1998
     $20.75      30,000    10,000 each at August 8, 1998, 1999 and 2000

EMPLOYEE STOCK PURCHASE PLAN:

     On August 6, 1998, the Company adopted the SEEC, Inc. 1998 Employee Stock Purchase Plan (the "ESPP"), which provides for 300,000 shares of the Company's common stock to be issued pursuant to purchase rights granted to employees. Under the plan, eligible employees can elect to have up to 10% of their earnings withheld, subject to certain limitations, to be used to purchase shares of common stock on specified dates within 24-month offering periods. In addition, the Compensation Committee may designate certain offering periods during which employees may purchase shares of common stock for cash. The purchase price per share is eighty-five percent (85%) of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period or
(ii) the fair market value on the semi-annual purchase date. Under the ESPP, the Company issued common shares totaling 26,362, 49,862 and 48,098 at an average price of $1.72, $3.30 and $3.84 during the years ended March 31, 2002, 2001 and 2000, respectively. In accordance with APB 25, the Company does not recognize compensation cost related to employee purchase rights under the Plan and, therefore, there are no charges or credits to income in connection with the ESPP.

NOTE 10 -- COMMON STOCK WARRANTS

     Warrants were outstanding to purchase 10,833, 194,500 and 194,500 shares of the Company's common stock, at March 31, 2002, 2001 and 2000, respectively. Warrants for 194,500 shares expired on January 22, 2002. The Company recorded expense of $10,781 for the value of 10,833 warrants issued for services during the year ended March 31, 2002. The value of the warrants was estimated as of the date of grant using the Black-Sholes pricing model. These warrants were outstanding at March 31, 2002, are exercisable at $2.07 per share, and will expire on July 12, 2004. Warrants were exercised for 12,500 shares in March 2000.

NOTE 11 -- INCOME TAXES

     As required under provisions of Section 481(a) of the U.S. Internal Revenue Code, effective April 1, 1998, the Company changed its method of accounting for tax reporting purposes from the cash method to the accrual method. The related adjustment is includable in taxable income ratably over a four-year period.

     The components of the net deferred tax asset are as follows:

                                                                     MARCH 31,
                                                              ------------------------
                                                                 2002          2001
                                                              ----------    ----------
Tax effect of Federal and state net operating loss
  carryforwards.............................................  $5,669,800    $3,684,300
Tax effect of Section 481(a) adjustment.....................    (263,700)     (263,700)
Depreciation and amortization and asset impairment..........   1,117,400     1,169,000
Tax effect of unrealized gains and losses on investments....      (1,500)      (12,200)
                                                              ----------    ----------
Deferred tax asset..........................................   6,522,000     4,577,400
Valuation allowance.........................................  (6,522,000)   (4,577,400)
                                                              ----------    ----------
Deferred tax asset, net.....................................  $       --    $       --
                                                              ==========    ==========

     The income tax benefit for the year ended March 31, 2000 consisted of a deferred Federal tax benefit of $250,000 and a deferred state tax benefit of $145,000. A reconciliation of the effective rate of the income tax benefit for the year ended March 31, 2000 to the statutory U.S. Federal income tax rate is as follows:

Federal statutory tax rate..................................   34.0%
State income taxes..........................................    6.6
Change in valuation allowance...............................  (34.9)
Other, net..................................................    2.0
                                                              -----
Effective tax rate..........................................    7.7%
                                                              =====

     Pretax earnings (losses) of the Company's foreign operations for the years ended March 31, 2002, 2001 and 2000 were $(621,717), $(466,230) and $216,502, respectively.

     The Company had unused net operating loss carryforwards available at March 31, 2002 that may be applied to reduce future taxable income as follows:

                                                NET OPERATING LOSS
                                                   CARRYFORWARDS
            EXPIRES DURING YEAR              -------------------------
             ENDING MARCH 31,                  FEDERAL        STATE
            -------------------              -----------   -----------
      2007.................................  $        --   $   874,949
      2008.................................           --       204,712
      2010.................................           --     1,637,221
      2011.................................           --     2,081,034
      2012.................................       31,875     5,499,545
      2013.................................       66,790            --
      2019.................................       10,000            --
      2020.................................    3,595,899            --
      2021.................................    4,993,328            --
      2022.................................    4,949,591            --
                                             -----------   -----------
                                             $13,647,483   $10,297,461
                                             ===========   ===========

NOTE 12 -- NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted EPS is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

     The Company leases its headquarters facility under a noncancelable operating lease which expires in February 2003. In addition to minimum rentals, the lease provides for adjustments relating to changes in real estate taxes and other operating expenses. The Company also rents five remote offices, including a Chicago sales office and the office facilities of the Company's subsidiaries based in Delaware, the United Kingdom, and India.

     The operations and office of SEEC Germany were closed during the year ended March 31, 2000, and the related future rent obligation, consisting of $63,165 in payments due through December 2001, was charged to expense. During the year ended March 31, 2001, a new lessee agreed to occupy the premises, and the Company was relieved from the remaining lease obligation of $39,186, which was credited to operations.

     Future minimum rental payments as of March 31, 2002 under leases having initial noncancelable lease terms in excess of one year are as follows:

                 YEAR ENDING MARCH 31,
                 ---------------------
       2003.............................................   $  599,511
       2004.............................................      298,481
       2005.............................................      159,193
       2006.............................................       61,739
                                                           ----------
                                                           $1,118,924
                                                           ==========

     Total rent expense incurred for all leases during the years ended March 31, 2002, 2001 and 2000 amounted to $533,843, $489,827 and $617,778, respectively.

     The Company has employment agreements with certain key employees that provide for minimum annual salaries and automatic annual renewals at the end of the initial two-year term. The agreements generally contain, among other things, confidentiality agreements, assignment to the Company of inventions made during employment (and under certain circumstances for two years following termination of employment) and non-competition agreements for the term of the agreements plus two years. Four executive employment/severance agreements provide for payments upon termination of employment, either under not-for-cause circumstances or if the key employee resigns for good reason, as defined. The maximum contingent liability under these agreements was approximately $511,000 at March 31, 2002.

     The Company had outstanding irrevocable letters of credit of approximately $101,000 at March 31, 2002.

NOTE 14 -- VALUATION AND QUALIFYING ACCOUNTS

     The following is a summary of the Company's valuation and qualifying account activity:

                                                                  ADDITIONS    DEDUCTIONS
                                                    BALANCE AT    CHARGED TO   CREDITED TO   BALANCE AT
                                                   BEGINNING OF   COSTS AND     ACCOUNTS       END OF
DESCRIPTION                                           PERIOD       EXPENSES    RECEIVABLE      PERIOD
-----------                                        ------------   ----------   -----------   ----------
Allowance for doubtful accounts for Accounts
  Receivable -- Trade for the year ended:
     March 31, 2002..............................    $ 75,000      $ 13,162     $ 68,162      $ 20,000
     March 31, 2001..............................    $100,000      $152,117     $177,117      $ 75,000
     March 31, 2000..............................    $210,000      $ 59,299     $169,299      $100,000

NOTE 15 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended March 31, 2002 and 2001 is as follows (in thousands, except per share data):

               YEAR ENDED MARCH 31, 2002                   FIRST    SECOND     THIRD    FOURTH
               -------------------------                  -------   -------   -------   -------
Revenues................................................  $   585   $   606   $   548   $   596
Gross profit............................................      238       288       274       286
Net loss................................................   (1,561)   (1,487)   (1,482)   (1,728)
Basic and diluted net loss per share....................    (0.26)    (0.24)    (0.24)    (0.28)

                YEAR ENDED MARCH 31, 2001                  FIRST    SECOND     THIRD    FOURTH
                -------------------------                  ------   -------   -------   -------
Revenues.................................................  $1,075   $   778   $   588   $   604
Gross profit.............................................     630       410       219       258
Net loss.................................................  (1,408)   (1,703)   (1,582)   (3,637)
Basic and diluted net loss per share.....................   (0.23)    (0.28)    (0.26)    (0.60)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF SEEC

     Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our Annual Meeting of Shareholders on August 8, 2002 and is incorporated herein by reference to this
Item 10.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our Annual Meeting of Shareholders on August 8, 2002 and is incorporated herein by reference to this
Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our Annual Meeting of Shareholders on August 8, 2002 and is incorporated herein by reference to this
Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our Annual Meeting of Shareholders on August 8, 2002 and is incorporated herein by reference to this
Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report

  1. FINANCIAL STATEMENTS. The following financial statements are filed as part of this Annual Report on Form 10-K:

                                                                PAGE
                                                               NUMBER
                                                               ------
Report of Independent Certified Public Accountants..........      29
Consolidated Balance Sheets as of March 31, 2002 and 2001...      30
Consolidated Statements of Operations for the years ended
  March 31, 2002, 2001 and 2000.............................      31
Consolidated Statements of Shareholders' Equity for the
  years ended March 31, 2002, 2001 and 2000.................      32
Consolidated Statements of Cash Flows for the years ended
  March 31, 2002, 2001 and 2000.............................      33
Notes to Consolidated Financial Statements..................   34-45

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

  3. EXHIBITS. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT
  NO.                               DESCRIPTION
-------     ------------------------------------------------------------
  2.1 (5)   Agreement and Plan of Merger dated July 16, 1999 between the
            Registrant and Mozart Systems Corporation.
  3.1 (1)   The Registrant's Amended and Restated Articles of
            Incorporation.
  3.2 (1)   The Registrant's Amended and Restated Bylaws.
 10.1 (1)   SEEC, Inc. 1994 Stock Option Plan.
 10.2 (1)   Registration Rights Agreement dated as of August 15, 1996
            among the Registrant and certain of its shareholders.
 10.3 (1)   Agreement dated July 16, 1996 between the Registrant and Raj
            Reddy.
 10.4 (2)   SEEC, Inc. 1997 Stock Option Plan.
 10.5 (4)   Asset Purchase Agreement dated August 7, 1998, between the
            Registrant and ERA.
 10.6 (3)   SEEC, Inc. 1998 Employee Stock Purchase Plan.
 10.7 (5)   Employment Agreement dated August 3, 1999 between Mozart
            Systems Corporation and Alan P. Parnass.
 10.8 (5)   Non-Competition Agreement dated August 3, 1999 between
            Mozart Systems Corporation and Alan P. and Kim I. Parnass.
 10.9 (6)   Agreement and Release dated March 7, 2000 between the
            Registrant and Allen Gart.
 10.10(6)   Employment Agreement dated March 10, 2000 between the
            Registrant and Ravindra Koka.
 10.11(6)   Employment Agreement dated March 10, 2000 between the
            Registrant and John D. Godfrey.
 10.12(6)   Employment Agreement dated March 10, 2000 between the
            Registrant and Richard J. Goldbach.
 10.13(7)   Agreement dated September 22, 2000 between the Registrant
            and Alan Parnass.
 10.14(8)   Employment Agreement dated February 2, 2001 between the
            Registrant and Alan Parnass.
 10.15(9)   Employment Agreement dated November 15, 1993 between the
            Registrant and Shankar Krish.
 10.16(10)  Employment Agreement dated June 13, 2001 between the
            Registrant and Bruce W. Cameron.
 10.17      SEEC, Inc. 2000 Non-Employee Directors Stock Option Plan.
 21.1 (6)   Subsidiaries of the Company.
 23.1       Consent of BDO Seidman, LLP

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

 (7) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-54366.

 (8) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000, File No. 0-21985.

 (9) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, File No. 0-21985.

(10) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 0-21985.

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEEC, INC.
June 24, 2002
                                          By:        /s/ RAVINDRA KOKA
                                            ------------------------------------
                                                       Ravindra Koka
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       SIGNATURE AND TITLE                                     DATE
                       -------------------                                     ----

                        /s/ RAVINDRA KOKA                                  June 24, 2002
   ------------------------------------------------------------
                          Ravindra Koka
         President, Chief Executive Officer and Director

                     /s/ RICHARD J. GOLDBACH                               June 24, 2002
   ------------------------------------------------------------
                       Richard J. Goldbach
              Treasurer and Chief Financial Officer

                      /s/ GLEN F. CHATFIELD                                June 24, 2002
   ------------------------------------------------------------
                        Glen F. Chatfield
                Chairman of the Board and Director

                        /s/ RADHA R. BASU                                  June 24, 2002
   ------------------------------------------------------------
                          Radha R. Basu
                             Director

                        /s/ BEVERLY BROWN                                  June 24, 2002
   ------------------------------------------------------------
                          Beverly Brown
                             Director

                      /s/ ABRAHAM OSTROVSKY                                June 24, 2002
   ------------------------------------------------------------
                        Abraham Ostrovsky
                             Director

                       /s/ DENNIS YABLONSKY                                June 24, 2002
   ------------------------------------------------------------
                         Dennis Yablonsky
                             Director