Form 10-Q
period 2002-06-30
SEEC INC
filed 2002-08-14
CIK 925524

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     As of July 31, 2002, there were 6,082,144 outstanding shares of Common Stock, par value $.01 per share, of SEEC, Inc.

================================================================================

                                   SEEC, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                  PAGE
                                                                                                 NUMBER

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements

     Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001...    2
     Condensed Consolidated Balance Sheets as of June 30, 2002 and March 31, 2002..............    3
     Condensed Consolidated Statements of Cash Flows for the three months
     ended June 30, 2002 and 2001..............................................................    4
     Notes to Unaudited Consolidated Financial Statements......................................    5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..    7
Item 3. Quantitative and Qualitative Disclosures about Market Risk.............................   12
PART II--OTHER INFORMATION
Item 1. Legal Proceedings......................................................................   12
Item 2. Changes in Securities..................................................................   12
Item 3. Defaults Upon Senior Securities........................................................   12
Item 4. Submission of Matters to a Vote of Security Holders....................................   12
Item 5. Other Information......................................................................   12
Item 6. Exhibits and Reports on Form 8-K.......................................................   13
SIGNATURES......................................................................................  15


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   SEEC, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED JUNE 30,
                                                                      ----------------------------
                                                                          2002             2001
                                                                      -----------     ------------
REVENUES:
   Software license and maintenance fees                             $    608,673     $    342,357
   Professional services                                                  193,293          242,785
                                                                       ----------       ----------
       Total revenues                                                     801,966          585,142
                                                                       ----------       ----------
OPERATING EXPENSES:
   Cost of revenues:
     Software license and maintenance fees                                 87,606          111,384
     Professional services                                                186,177          235,344
                                                                       ----------       ----------
       Total cost of revenues                                             273,783          346,728
   General and administrative                                             423,626          474,737
   Sales and marketing                                                    935,357        1,051,828
   Research and development                                               389,016          452,226
   Amortization of goodwill and other intangible assets                     7,369           44,019
   Restructuring costs                                                    344,253                -
                                                                       ----------       ----------
       Total operating expenses                                         2,373,404        2,369,538
                                                                       ----------       ----------
LOSS FROM OPERATIONS                                                   (1,571,438)      (1,784,396)
NET INTEREST INCOME                                                        78,881          223,218
                                                                       ----------       ----------
NET LOSS                                                             $ (1,492,557)    $ (1,561,178)
                                                                     ============     ============
Basic and diluted net loss per common share                          $      (0.25)    $      (0.26)
                                                                     ============     ============
Weighted average number of basic and
   diluted common and common equivalent
   shares outstanding                                                   6,082,144        6,103,692
                                                                     ============     ============


   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,        MARCH 31,
                                                                               2002            2002
                                                                            -----------     ----------
                                                                            (UNAUDITED)     (AUDITED *)

                                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                             $ 9,362,694      $10,473,967
     Short-term investments                                                  3,666,988        3,932,412
     Accounts receivable - trade, net                                          686,996          448,404
     Prepaid expenses and other current assets                                 329,302          433,358
                                                                           -----------      -----------
       Total current assets                                                 14,045,980       15,288,141

PROPERTY AND EQUIPMENT, NET                                                    705,716          831,120

INTANGIBLE ASSETS, NET                                                          64,260           60,291
                                                                           -----------      -----------
                                                                           $14,815,956      $16,179,552
                                                                           ===========      ===========


                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                              $   288,071      $   280,481
     Accrued compensation                                                      477,700          410,801
     Other current liabilities                                                 286,082          244,573
     Deferred maintenance revenues                                             281,908          288,526
     Income taxes payable                                                       42,547           40,794
                                                                           -----------      -----------
       Total current liabilities                                             1,376,308        1,265,175
                                                                           -----------      -----------
SHAREHOLDERS' EQUITY:
     Preferred stock--no par value; 10,000,000 shares authorized;
       none issued
     Common stock--$.01 par value; 20,000,000 shares authorized;
       6,309,187 shares issued                                                  63,092           63,092
     Additional paid-in capital                                             34,589,206       34,589,206
     Accumulated deficit                                                   (20,402,750)     (18,906,681)
     Less treasury stock, at cost--227,043 shares                             (827,605)        (827,605)
     Accumulated other comprehensive income (loss)                              17,705           (3,635)
                                                                           -----------      -----------
       Total shareholders' equity                                           13,439,648       14,914,377
                                                                           -----------      -----------
                                                                           $14,815,956      $16,179,552
                                                                           ===========      ===========


----------------
   * Condensed from audited financial statements


   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED JUNE 30,
                                                               --------------------------------
                                                                    2002             2001
                                                               ---------------  ---------------

CASH FLOWS USED BY OPERATING ACTIVITIES                          $ (1,394,266)    $ (1,674,290)
                                                               ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net of disposals               (5,668)         (20,122)
   Purchases of short-term investments                                      -         (767,057)
   Sales of short-term investments                                    300,000          758,819
   Other, net                                                         (11,339)          (1,787)
                                                               ---------------  ---------------
     Net cash provided (used) by investing activities                 282,993          (30,147)
                                                               ---------------  ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (1,111,273)      (1,704,437)
Cash and cash equivalents, beginning of period                     10,473,967       16,049,397
                                                               ---------------  ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  9,362,694     $ 14,344,960
                                                               ===============  ===============




   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of SEEC, Inc., its wholly-owned subsidiaries, and its unincorporated branch operations (collectively, the "Company" or "SEEC"). Management believes that all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of results have been included in the consolidated financial statements for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. Accordingly, these interim period consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

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

3. STOCK REPURCHASE PROGRAM

     In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3 million to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, Employee Stock Purchase Plan transactions, and for other corporate purposes. Through June 30, 2002, the Company had used $1.8 million to repurchase 441,875 shares, of which 214,832 shares were reissued to cover Employee Stock Purchase Plan transactions, stock option exercises, and stock warrant exercises. Repurchased shares are recorded as treasury shares.

4. NET LOSS PER SHARE

     Net loss per share for all periods presented is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Options and warrants are excluded from the computation of net loss per share of common stock for the three months ended June 30, 2002 and 2001, because their effect is not dilutive.

5. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income (loss) and its components in its annual Consolidated Statement of Changes in Shareholders' Equity. The components of the Company's comprehensive income (loss) were as follows:

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                         ------------------------------
                                                               2002            2001
                                                         ---------------  -------------
         Net loss                                          ($1,492,557)   $(1,561,178)
         Unrealized gain (loss) on investments, net of
         taxes                                                  21,340        (40,702)
                                                           -----------    -----------
         Total comprehensive loss                          ($1,471,217)   $(1,601,880)
                                                           ===========    ===========


6. RESTRUCTURING COSTS

     In June 2002, in response to the general slowdown in the economy, the Company adopted a formal plan to reduce operating costs. A key component of the plan was the decision to discontinue the Company's direct sales strategy for its Axcess(TM) for Insurance solutions, allowing the Company to reduce operating costs while focusing its direct sales efforts on the SEEC Mosaic(R) Studio product line. The Company intends to enter into alliances with strategic partners to continue to market its Axcess for Insurance solutions.

     In connection with these actions, during the three months ended June 30, 2002, the Company recorded restructuring costs of $344,253 in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. Included in the charge was $63,018 for the abandonment and write-off of excess property and equipment. An accrued liability was recorded for the remaining $281,235 in charges. Of this amount, $146,235 was recorded for workforce reduction, consisting of severance and extended insurance benefits attributable to 10 employees, primarily in the Company's sales and marketing functions. The remaining $135,000 represents an accrual for non-cancelable lease payments, less management's estimates of sublease income. These estimates will be evaluated by the Company quarterly and are subject to change based on actual events.

     All charges associated with the restructuring are included as restructuring costs under operating expenses in the statement of operations. Below is a summary of the restructuring costs:

                                                               CHARGED TO
                                                               OPERATIONS
                                                              THREE MONTHS                 RESTRUCTURING
                                                                  ENDED       TOTAL CASH   LIABILITIES AT
                                                              JUNE 30, 2002    PAYMENTS    JUNE 30, 2002
                                                              -------------    --------    -------------
    Cash Provisions:
      Workforce reduction...................................... $146,235        $(20,010)      $126,225
      Non-cancelable leases..................................... 135,000              --        135,000
                                                                --------        --------       --------

                                                                 281,235        $(20,010)      $261,225
                                                                                ========       ========
    Non-cash:
      Write-off of excess property and equipment................  63,018
                                                                --------
                                                                $344,253
                                                                ========


7. INCOME TAXES

     In the three months ended June 30, 2002 and 2001, the Company calculated a deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of the Company's net operating loss carryforwards, resulting in no tax provision or benefit accrued in the periods. As of March 31, 2002, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $13,647,000 and $10,297,000, respectively. The carryforwards expire at various times from March 31, 2007 to March 31, 2022. Certain changes in ownership could result in an annual limitation on the amount of carryforwards that may be utilized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Part I, Item 2 of this report should be read in conjunction with Part II,
Item 7 of SEEC's Annual Report on Form 10-K for the year ended March 31, 2002. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of SEEC, but rather an update of disclosures made in the aforementioned filing. Certain information contained herein should be considered "forward-looking information," which is subject to a number of risks and uncertainties. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside our control. Other factors and assumptions are involved in the preparation of forward-looking information, and the failure of any such factors and assumptions to be realized may cause actual results to differ materially from those discussed. We assume no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.

OVERVIEW

     SEEC, Inc. ("SEEC" or the "Company") provides business-to-business ("B2B") software solutions for insurance, financial services, telecommunications and other industries. The Company's solutions are built upon SEEC Mosaic(R) Studio, a platform for scalable B2B systems that extend and connect existing business processes and systems with the Web. SEEC's solutions reuse the mission-critical business rules locked within existing applications without disrupting current operations or replacing back-end administrative systems. As a result, projects can be implemented more rapidly and at lower cost, and with lower risk than with traditional approaches.

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

     The SEEC Mosaic Studio solutions are used in a wide range of industries, and SEEC is now incorporating the SEEC Mosaic technologies in its Axcess(TM) industry solutions for insurance and other sectors. The first of these solutions, Axcess for Insurance, includes component templates that allow insurance carriers to quickly automate and externalize their key sales processes to agent and broker business partners. Axcess can reduce the carriers' costs and improve their relations with the agents and brokers that account for the vast majority of insurance sales. Axcess, along with SEEC Mosaic Studio, provides a new alternative to "build vs. buy" for B2B initiatives that offers a faster return on investment. As discussed in Note 6 to the Financial Statements, in June 2002 we decided to shift to an indirect sales strategy for selling Axcess for Insurance solutions. Rather than continue to incur the high costs associated with direct marketing, we believe we can reduce expenses and still effectively market our Axcess solutions through alliances with strategic partners.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We periodically evaluate these estimates, including those related to our revenue recognition, allowance for doubtful accounts, and intangible assets. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

     We believe the following critical accounting policies impact the most significant judgments and estimates used in the preparation of our consolidated financial statements. Information regarding our other accounting policies is included in our Annual Report on Form 10-K for the year ended March 31, 2002.

     Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We follow detailed guidelines discussed in Note 1 of the Notes to our Consolidated Financial Statements for the year ended March 31, 2002. We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

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

     Impairment of Goodwill and Intangible Assets. We record intangible assets when we acquire other companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including intangible assets, with the remaining amount being classified as goodwill. We periodically review the carrying amounts of goodwill and intangible assets for indications of impairment. If impairment is indicated, we assess the value of the intangible assets. The value of goodwill and intangible assets has been amortized to operating expense over time, with in-process research and development recorded as a one-time charge on the acquisition date. Under current accounting guidelines that became effective on July 1, 2001, goodwill arising from transactions occurring after June 30, 2001 and any existing goodwill as of April 1, 2002 are no longer amortized to expense but rather are periodically assessed for impairment. As a result of write-downs of goodwill resulting from impairment evaluations performed in fiscal 2001 and 2002, no goodwill exists as of April 1, 2002. We periodically review the estimated remaining useful lives of our remaining intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods. See Notes 2 and 3 to the Consolidated Financial Statements for the year ended March 31, 2002.

     Allowance for Doubtful Accounts. We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on past collection history and specific risks identified in our outstanding accounts receivable. If the financial condition of a customer deteriorates such that its ability to make payments might be impaired, or if payments from a customer are significantly delayed, additional allowances might be required, resulting in future bad debt expense not provided in the allowance for doubtful accounts at June 30, 2002.

     Restructuring Costs. In June 2002, SEEC's management formally adopted a plan to reduce operating costs, including the discontinuation of our direct sales strategy related to Axcess for Insurance solutions. We have accounted for the related restructuring costs in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. A significant portion of the restructuring costs related to excess facilities, primarily from non-cancelable leases and other costs for the abandonment or disposal of property and equipment. Estimates related to non-cancelable lease costs and sublease income are based on certain assumptions, including those regarding the period during which we will be successful in contracting with a sub-lessee or sub-lessees, and sublease rates which can be achieved. We review these estimates each reporting period, and to the extent that these assumptions change due to changes in the market, the ultimate restructuring expenses for these excess facilities could vary.

COMPARISON OF THREE-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

     The following section includes information related to changes in SEEC's Consolidated Statements of Operations. References to the first quarter of fiscal 2003 and to the first quarter of fiscal 2002 refer to the three-month periods ended June 30, 2002 and June 30, 2001, respectively.

     REVENUES. Total revenues for the first quarter of fiscal 2003 were $802,000 compared to $585,000 for the first quarter of fiscal 2002, an increase of $217,000 or 37%. Software license and maintenance fees were $609,000 for the first quarter of fiscal 2003 compared to $342,000 for the first quarter of fiscal 2002, an increase of $267,000 or 78%. Professional services revenues were $193,000 for the first quarter of fiscal 2003 compared to $243,000 for the first quarter of fiscal 2002, a decrease of $50,000 or 21%.

     The increase in revenues is attributable to an increase in sales of our SEEC Mosaic Studio solution, particularly a large sale to a customer in the insurance sector. That was partially offset by the decline in professional services revenues, as many companies continued to defer or reduce the rate of spending on IT projects.

     COST OF REVENUES. Total cost of revenues was $274,000 for the first quarter of fiscal 2003 compared to $347,000 for the first quarter of fiscal 2002, a decrease of $73,000 or 21%. The decrease in total cost of revenues is primarily due to a decline in personnel costs, as discussed below.

     Cost of software license and maintenance fees includes the costs of providing customer support services, the cost of third-party software sold, and, to a lesser degree, the costs of media, manuals, duplication and shipping related to sales of certain of our software products. Customer support is primarily delivered via telephone or online (Internet) to customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $88,000 for the first quarter of fiscal 2003 compared to $111,000 for the first quarter of fiscal 2002, a decrease of $23,000 or 21%. Expenses in the fiscal 2002 period included higher costs for customer support personnel and third-party software sold.

     Professional services costs consist primarily of compensation and related benefits, and travel and equipment for Company personnel responsible for providing consulting and training services to customers. Professional services costs were $186,000 for the first quarter of fiscal 2003 compared to $235,000 for the first quarter of fiscal 2002, a decrease of $49,000 or 21%. The decrease in professional services costs was attributable primarily to a reduction in employment-related expenses.

     GROSS MARGINS. Total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 66% for the three months ended June 30, 2002 compared to 41% for the three months ended June 30, 2001. Gross margin percentages were 86% and 67% for software license and maintenance fees, and 4% and 3% for professional services for the first quarters of fiscal 2003 and 2002, respectively. The gross margin percentages for software license and maintenance fees are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. These percentages also fluctuate depending on the mix of software products and the varying royalty expenses, if any, associated with those products. The gross margin percentages for professional services vary depending on the utilization rates for billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentage for professional services in the first quarter of fiscal 2003 was higher than the gross margin percentage in the fiscal 2002 period, due primarily to a reduction in payroll-related costs.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $424,000 for the first quarter of fiscal 2003 compared to $475,000 for the first quarter of fiscal 2002, a decrease of $51,000 or 11%. This decrease was primarily a result of a reduction in employment-related costs.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, trade shows, and other promotional activities. Sales and marketing expenses were $935,000 for the first quarter of fiscal 2003 compared to $1,052,000 for the first quarter of fiscal 2002, a decrease of $117,000 or 11%. Expenses in the first quarter of fiscal 2002 included higher levels of spending on recruitment expenses and on advertising and promotion, particularly tradeshows.

     RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $389,000 for the first quarter of fiscal 2003 compared to $452,000 for the first quarter of fiscal 2002, a decrease of $63,000 or 14%. This decrease was the result of reductions in employment-related expenses.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are amortized over their estimated useful lives of five to seven years. In the first quarter of fiscal 2003, amortization of goodwill and other intangible assets amounted to $7,000 compared to $44,000 in the first quarter of fiscal 2002, a decrease of $37,000 or 84%. The reduction was due to the write-down of goodwill recorded in the fourth quarter of fiscal 2002, which reduced the value of assets subject to amortization in subsequent quarters.

     RESTRUCTURING AND IMPAIRMENT CHARGES. In June 2002, we adopted a formal plan to reduce operating costs, including the shift in our direct sales strategy related to Axcess for Insurance solutions. Our strategy in implementing the restructuring is to reduce operating costs while focusing our direct sales efforts on the SEEC Mosaic Studio product line. We intend to continue to market the Axcess for Insurance solution through alliances with strategic partners, who, we believe, can offer a broader solution for the insurance market and can leverage their greater sales and marketing resources and existing customer relationships. In connection with this plan, during the three months ended June 30, 2002, we recorded restructuring costs of $344,253. Included in the charge was $63,018 for the abandonment and write-off of excess property and equipment. An additional $146,235 was recorded for workforce reduction, consisting of severance and extended insurance benefits attributable to 10 employees, primarily from our sales and marketing functions. The remaining $135,000 represents an accrual for non-cancelable lease payments, taking into account management's estimates of sublease income.

     There can be no assurance that our restructuring activities will be sufficient to allow us to generate improved operating results in future periods. It is possible that additional changes in our business or in our industry may necessitate additional restructuring activities in the future, which may result in expenses that adversely affect reported results of operations in the period the restructuring plan is adopted and require incremental cash payments.

     NET INTEREST INCOME. Net interest income consists principally of interest income on cash equivalents and short-term investments, which are comprised primarily of money market funds and high-grade bonds with average maturities of less than two years. Net interest income was $79,000 for the first quarter of fiscal 2003 compared to $223,000 for the first quarter of fiscal 2002, a decrease of $144,000 or 65%. This decrease resulted from lower short-term interest rates combined with the effect of lower cash and short-term investments balances in the current year period as compared to the prior year period.

     INCOME TAXES. In fiscal 2003 and 2002, we calculated a net deferred tax asset, which was fully offset by a valuation allowance due to the uncertainty of realization of our net operating loss carryforwards. As a result, no provision for income taxes was recorded. At March 31, 2002, SEEC had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $13,647,000 and $10,297,000, respectively. The carryforwards expire at various times from March 31, 2007 to March 31, 2022. Certain changes in SEEC's ownership could result in an annual limitation on the amount of carryforwards that may be utilized.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, we had cash, cash equivalents, and short-term investments of $13,030,000 and working capital of $12,670,000. Excess cash has been invested, and we expect that it will continue to be invested, in interest-bearing investment grade securities and money market funds. We used $1,394,000 for operating activities in the three months ended June 30, 2002, compared to $1,674,000 used for operating activities in the three months ended June 30, 2001. Our primary investing activities in the three months ended June 30, 2002 consisted of net sales of short-term investments of $300,000, compared to net purchases of short-term investments of $8,000 in the three months ended June 30, 2001.

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

RECENT ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible

Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Our previous business combinations were accounted for using the purchase method. SFAS No. 141 also requires that acquired intangible assets be recognized apart from goodwill if the acquired intangible assets meet certain criteria. In accordance with the guidelines in SFAS No. 142, goodwill and other intangible assets with indefinite useful lives will be tested for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 must be applied to all goodwill and other intangible assets recognized at December 15, 2001, regardless of when those assets were initially recognized. In accordance with the provisions of the statement, we adopted SFAS 142 on April 1, 2002. Under the new standard, we reassessed the useful lives of other intangible assets during the first quarter of fiscal 2003. SFAS No. 142 requires that a transitional goodwill impairment test be completed six months from the date of adoption. The adoption of the new standards did not have a material affect on our financial position, results of operations, or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 also supercedes certain provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and significantly changes the criteria required to classify an asset as held-for-sale. We adopted the standard effective April 1, 2002. The adoption of SFAS No. 144 did not have a material affect on our financial position, results of operations, or cash flows.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

     The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.


        EXHIBIT
          NO.                              DESCRIPTION
        -------      ----------------------------------------------------------------
          2.1  (5)   Agreement and Plan of Merger dated July 16, 1999 between the
                     Registrant and Mozart Systems Corporation.

          3.1  (1)   The Registrant's Amended and Restated Articles of
                     Incorporation.

          3.2  (1)   The Registrant's Amended and Restated Bylaws.

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

          10.13 (7)  Agreement dated September 22, 2000 between the Registrant and Alan Parnass.

          10.14 (8)  Employment Agreement dated February 2, 2001 between the
                     Registrant and Alan Parnass.

          10.15 (9)  Employment Agreement dated November 15, 1993 between the
                     Registrant and Shankar Krish.

          10.16 (10) Employment Agreement dated June 13, 2001 between the
                     Registrant and Bruce W. Cameron.

          10.17 (11) SEEC, Inc. 2000 Non-Employee Directors Stock Option Plan.

          10.18      Separation and Release Agreement dated July 19, 2002 between the
                     Registrant and Bruce W. Cameron.

          21.1 (6)   Subsidiaries of the Company.

          99.1       Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                     Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.


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

(7) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-54366.

(8) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000, File No. 0-21985.

(9) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, File No. 0-21985.

(10) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 0-21985.

(11) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No. 0-21985.

(b) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         SEEC, Inc.
                                            -----------------------------------
                                                        (Registrant)


Date: August 14, 2002
                                        By:        /s/    RAVINDRA KOKA
                                            -----------------------------------
                                                        Ravindra Koka
                                              President, Chief Executive Officer
                                                         and Director
                                                 (Principal Executive Officer)


                                        By:      /s/    RICHARD J. GOLDBACH
                                            -----------------------------------
                                                    Richard J. Goldbach
                                           Treasurer and Chief Financial Officer
                                               (Principal Financial Officer)