Form 10-Q
period 2002-09-30
SEEC INC
filed 2002-11-12
CIK 925524

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                 (412) 893-0300
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No
                                            ---        ---


     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes      No  X
                                                   ---     ---

     As of October 31, 2002, there were 6,088,357 outstanding shares of Common Stock, par value $.01 per share, of SEEC, Inc.




===============================================================================

                                   SEEC, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
  PART I--FINANCIAL INFORMATION
  Item 1.  Financial Statements
       Consolidated Statements of Operations for the three- and six-month periods
       ended September 30, 2002 and 2001............................................................        2
       Condensed Consolidated Balance Sheets as of September 30, 2002 and March 31, 2002............        3
       Condensed Consolidated Statements of Cash Flows for the six-month periods
       ended September 30, 2002 and 2001............................................................        4
       Notes to Unaudited Consolidated Financial Statements.........................................        5
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....        7
  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................       13
  Item 4.  Controls and Procedures..................................................................       13

  PART II--OTHER INFORMATION
  Item 1.  Legal Proceedings........................................................................       13
  Item 2.  Changes in Securities....................................................................       13
  Item 3.  Defaults Upon Senior Securities..........................................................       13
  Item 4.  Submission of Matters to a Vote of Security Holders......................................       13
  Item 5.  Other Information........................................................................       13
  Item 6.  Exhibits and Reports on Form 8-K.........................................................       13

  SIGNATURES........................................................................................       14

  CERTIFICATIONS....................................................................................       15


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   SEEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                            ----------------------------      ----------------------------
                                                               2002             2001             2002             2001
                                                            -----------      -----------      -----------      -----------
Revenues:
   Software license and maintenance fees                    $   457,137      $   447,291      $ 1,065,810      $   789,648
   Professional services                                        412,060          158,420          605,353          401,205
                                                            -----------      -----------      -----------      -----------
   Total revenues                                               869,197          605,711        1,671,163        1,190,853
                                                            -----------      -----------      -----------      -----------
OPERATING EXPENSES:
   Cost of revenues:
   Software license and maintenance fees                         97,955           89,099          185,561          200,483
   Professional services                                        334,371          228,651          520,548          463,995
                                                            -----------      -----------      -----------      -----------
   Total cost of revenues                                       432,326          317,750          706,109          664,478
   General and administrative                                   534,346          481,197          957,972          955,934
   Sales and marketing                                          550,224        1,040,792        1,485,581        2,092,620
   Research and development                                     303,212          383,556          692,228          835,782
   Amortization of goodwill and other intangible assets           7,370           44,019           14,739           88,038
   Restructuring costs                                             --               --            344,253             --
                                                            -----------      -----------      -----------      -----------
   Total operating expenses                                   1,827,478        2,267,314        4,200,882        4,636,852
                                                            -----------      -----------      -----------      -----------
LOSS FROM OPERATIONS                                           (958,281)      (1,661,603)      (2,529,719)      (3,445,999)
NET INTEREST INCOME                                              80,437          174,625          159,318          397,843
                                                            -----------      -----------      -----------      -----------
NET LOSS                                                    $  (877,844)     $(1,486,978)     $(2,370,401)     $(3,048,156)
                                                            ===========      ===========      ===========      ===========
Basic and diluted net loss per common share                 $     (0.14)     $     (0.24)     $     (0.39)     $     (0.50)
                                                            ===========      ===========      ===========      ===========
Weighted average number of basic and
   diluted common and common equivalent
   shares outstanding                                         6,086,263        6,113,659        6,084,215        6,108,703
                                                            ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.
                      Condensed Consolidated Balance Sheets

                                                                   SEPTEMBER 30,       MARCH 31,
                                                                       2002              2002
                                                                   ------------      ------------
                                                                    (UNAUDITED)       (AUDITED *)
                                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $  9,074,709      $ 10,473,967
  Short-term investments                                              2,926,724         3,932,412
  Accounts receivable - trade, net                                      819,153           448,404
  Prepaid expenses and other current assets                             313,740           433,358
                                                                   ------------      ------------
  Total current assets                                               13,134,326        15,288,141

PROPERTY AND EQUIPMENT, NET                                             647,113           831,120

INTANGIBLE ASSETS, NET                                                   57,439            60,291
                                                                   ------------      ------------
                                                                   $ 13,838,878      $ 16,179,552

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                         $    154,001      $    280,481
  Accrued compensation                                                  523,001           410,801
  Other current liabilities                                             277,591           244,573
  Deferred maintenance revenues                                         268,008           288,526
  Income taxes payable                                                   40,689            40,794
                                                                   ------------      ------------
  Total current liabilities                                           1,263,290         1,265,175
                                                                   ------------      ------------

SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares authorized;
    none issued
  Common stock--$.01 par value; 20,000,000 shares authorized;
    6,309,187 shares issued                                              63,092            63,092
  Additional paid-in capital                                         34,589,206        34,589,206
  Accumulated deficit                                               (21,299,383)      (18,906,681)
  Less treasury stock, at cost--220,830 and 227,043 shares
    at September 30 and March 31, 2002, respectively                   (804,062)         (827,605)
  Accumulated other comprehensive income (loss)                          26,735            (3,635)
                                                                   ------------      ------------
  Total shareholders' equity                                         12,575,588        14,914,377
                                                                   ------------      ------------
                                                                   $ 13,838,878      $ 16,179,552
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

                                   SEEC, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Six Months Ended
                                                                     September 30,
                                                             ------------------------------
                                                                 2002              2001
                                                             ------------      ------------

CASH FLOWS USED BY OPERATING ACTIVITIES                      $ (2,400,761)     $ (3,290,864)
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net of disposals           (5,668)          (47,943)
   Purchases of short-term investments                               --            (767,057)
   Sales of short-term investments                              1,014,305           870,819
   Other, net                                                     (11,887)           (1,863)
                                                             ------------      ------------
     Net cash provided by investing activities                    996,750            53,956
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock                                       --             (33,014)
   Common stock issued                                              4,753            31,008
                                                             ------------      ------------
     Net cash provided (used) by financing activities               4,753            (2,006)
                                                             ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (1,399,258)       (3,238,914)
Cash and cash equivalents, beginning of period                 10,473,967        16,049,397
                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  9,074,709      $ 12,810,483
                                                             ============      ============



   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of SEEC, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "SEEC"). Management believes that all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of results have been included in the consolidated financial statements for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. Accordingly, these interim period consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

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

3.   STOCK REPURCHASE PROGRAM

     In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3 million to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, Employee Stock Purchase Plan transactions, and for other corporate purposes. Through September 30, 2002, the Company had used $1.8 million to repurchase 441,875 shares, of which 221,045 shares were reissued to cover Employee Stock Purchase Plan transactions, stock option exercises, and stock warrant exercises. Repurchased shares are recorded as treasury shares.

4.   NET LOSS PER SHARE

     Net loss per share for all periods presented is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Options and warrants are excluded from the computation of net loss per share of common stock for the three- and six-month periods ended September 30, 2002 and 2001, because their effect is not dilutive.

5.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income (loss) and its components in its annual Consolidated Statement of Changes in Shareholders' Equity. The components of the Company's comprehensive income (loss) were as follows:

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                           ----------------------------      ----------------------------
                                               2002            2001             2002             2001
                                           -----------      -----------      -----------      -----------
       Net loss                            $  (877,844)     $(1,486,978)     $(2,370,401)     $(3,048,156)
       Unrealized gain on investments,
        net of taxes                             9,030           64,626           30,370           23,924
                                           -----------      -----------      -----------      -----------
       Total comprehensive loss            $  (868,814)     $(1,422,352)     $(2,340,031)     $(3,024,232)
                                           ===========      ===========      ===========      ===========

6.   RESTRUCTURING COSTS

     In June 2002, in response to ongoing operating losses and the general slowdown in the economy, the Company adopted a formal plan to reduce operating costs. A key component of the plan was a shift from the Company's direct sales strategy for its Axcess(TM) for Insurance solutions to a strategy whereby the Company would enter into alliances with strategic partners to continue to market its Axcess for Insurance solutions. This would allow the Company to reduce operating costs while focusing its direct sales efforts on the SEEC Mosaic(R) Studio product line.

     In connection with these actions, during the three months ended June 2002, the Company recorded restructuring costs of $344,253 in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. Included in the charge was $63,018 for the abandonment and write-off of excess property and equipment. An accrued liability was recorded for the remaining $281,235 in charges. Of this amount, $146,235 was recorded for workforce reduction, consisting of severance and extended insurance benefits attributable to 10 employees, primarily in the Company's sales and marketing functions. The remaining $135,000 represents an accrual for non-cancelable lease payments, less management's estimates of sublease income. These estimates will be evaluated by the Company quarterly and are subject to change based on actual events.

     All charges associated with the restructuring are included as restructuring costs under operating expenses in the statement of operations. Below is a summary of the restructuring costs:

                                                     CHARGED TO
                                                     OPERATIONS                    RESTRUCTURING
                                                    THREE MONTHS       TOTAL      LIABILITIES AT
                                                        ENDED           CASH       SEPTEMBER 30,
                                                    JUNE 30, 2002     PAYMENTS        2002
                                                    -------------    ----------   --------------
     Cash Provisions:
       Workforce reduction..........................  $ 146,235      $ (51,069)     $  95,166
       Non-cancelable leases........................    135,000        (16,875)       118,125
                                                      ---------      ---------      ---------
                                                        281,235      $ (67,944)     $ 213,291
                                                                     =========      =========
     Non-cash:
       Write-off of excess property and equipment...     63,018
                                                      ---------
                                                      $ 344,253
                                                      =========

7.   INCOME TAXES

     In the three- and six-month periods ended September 30, 2002 and 2001, the Company calculated a deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of the Company's net operating loss carryforwards, resulting in no tax provision or benefit accrued in the periods. As of March 31, 2002, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $13,647,000 and $10,297,000, respectively. The carryforwards expire at various times from March 31, 2007 to March 31, 2022. Certain changes in ownership could result in an annual limitation on the amount of carryforwards that may be utilized.


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

OVERVIEW

     SEEC, Inc. ("SEEC" or the "Company") provides business-to-business (B2B) software solutions that help insurance, financial services, telecommunications and other large companies automate key business processes by evolving and integrating their current applications and systems, saving time and money. The Company's solutions are built upon SEEC Mosaic(TM) Studio, a suite of legacy evolution tools and component templates for creating composite applications that support real-time, collaborative business processes. The SEEC solutions can be implemented without disrupting current operations or replacing back-end administrative systems, providing a lower cost, shorter time, and lower risk for development and deployment than traditional approaches. With our ability to externalize business rules under a flexible architecture based on XML, Web services and other emerging standards, we believe that we have the most cost-effective B2B solutions available in the market today. SEEC's solutions have penetrated over 30 Fortune 2000 companies.

     The pervasive growth of the Web as a medium for business and the rapid development and adoption of B2B technologies like XML and Web services are driving large enterprises to externalize their traditional business processes to improve efficiency, maintain their competitiveness, and enable future growth. SEEC's solutions focus on preserving the competitive advantages inherent in current financial, customer service and industrial systems while allowing companies to utilize the underlying value of these systems in new Web-centric business processes. SEEC Mosaic Studio supports these efforts by externalizing the business rules within current systems and by providing means for quickly integrating those systems with the Web.

     The SEEC Mosaic Studio solutions are used in a wide range of industries, and SEEC is now extending the SEEC Mosaic technologies to include component templates that are used to deliver Axcess(TM) industry solutions for insurance and other sectors. The first of these solutions, Axcess for Insurance, allows insurance carriers to quickly automate their customer service, policy rating and other processes. Axcess will reduce the carriers' costs and improve their relations with customers and the agents and brokers that account for the vast majority of insurance sales. Axcess, along with SEEC Mosaic Studio, provides a new alternative to "build vs. buy" for B2B initiatives that offers a faster return on investment.

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

     Allowance for Doubtful Accounts. We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on past collection history and specific risks identified in our outstanding accounts receivable. If the financial condition of a customer deteriorates such that its ability to make payments might be impaired, or if payments from a customer are significantly delayed, additional allowances might be required, resulting in future bad debt expense not provided in the allowance for doubtful accounts at September 30, 2002.

     Restructuring Costs. In June 2002, SEEC's management formally adopted a plan to reduce operating costs, including a change in our sales strategy related to Axcess for Insurance solutions. We have accounted for the related restructuring costs in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. A significant portion of the restructuring costs related to excess facilities, primarily from non-cancelable leases and other costs for the abandonment or disposal of property and equipment. Estimates related to non-cancelable lease costs and sublease income are based on certain assumptions, including those regarding the period during which we will be successful in contracting with a sub-lessee or sub-lessees, and sublease rates which can be achieved. We review these estimates each reporting period, and to the extent that these assumptions change due to changes in the market, the ultimate restructuring expenses for these excess facilities could vary.

COMPARISON OF THREE- AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

     The following section includes information related to changes in SEEC's Consolidated Statements of Operations. References to the second quarter of fiscal 2003 and to the second quarter of fiscal 2002 refer to the three months ended September 30, 2002 and September 30, 2001, respectively.

     REVENUES. Total revenues for the second quarter of fiscal 2003 were $869,000 compared to $606,000 for the second quarter of fiscal 2002, an increase of $263,000 or 43%. For the six months ended September 30, 2002, total revenues were $1,671,000 compared to $1,191,000 for the six months ended September 30, 2001, an increase of $480,000 or 40%.

     Software license and maintenance fees were $457,000 for the second quarter of fiscal 2003 compared to $447,000 for the second quarter of fiscal 2002, an increase of $10,000 or 2%. For the six months ended September 30, 2002, software license and maintenance fees were $1,066,000 compared to $790,000 for the six months ended September 30, 2001, an increase of $276,000 or 35%. Professional services revenues were $412,000 for the second quarter of fiscal 2003 compared to $158,000 for the second quarter of fiscal 2002, an increase of $254,000 or 161%. For the six months ended September 30, 2002, professional services revenues were $605,000 compared to $401,000 for the six months ended September 30, 2001, an increase of $204,000 or 51%.

     The increases in revenues are attributable to an increase in demand for professional services, primarily those provided in conjunction with software license sales. Such sales during the first two quarters of fiscal year 2003, including our first sale of Axcess components, included a higher complement of professional services, and these services are being delivered in the six-month period of fiscal 2003 and beyond.

     COST OF REVENUES. Total cost of revenues was $432,000 for the second quarter of fiscal 2003 compared to $318,000 for the second quarter of fiscal 2002, an increase of $114,000 or 36%. For the six months ended September 30, 2002, total cost of revenues was $706,000 compared to $664,000 for the six months ended September 30, 2001, an increase of $42,000 or 6%. The increases in total cost of revenues are attributable primarily to the salary and benefits costs of personnel providing the professional services. The increased demand for professional services was met by redeploying qualified personnel from other departments within SEEC, rather than by subcontracting or hiring new employees.

    Cost of software license and maintenance fees includes the costs of providing customer support services, the cost of third-party software sold, and, to a lesser degree, the costs of media, manuals, duplication and shipping related to sales of certain of our software products. Customer support is primarily delivered via telephone or online (Internet) to customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $98,000 for the second quarter of fiscal 2003 compared to $89,000 for the second quarter of fiscal 2002, an increase of $9,000 or 10%. This increase was due primarily to the cost of third-party software sold. For the six months ended September 30, 2002, cost of software license and maintenance fees were $186,000 compared to $200,000 for the six months ended September 30, 2001, a decrease of $14,000 or 7%. This decrease was due primarily to a reduction in personnel costs.

     Professional services costs consist primarily of compensation and related benefits, and travel and equipment for Company personnel responsible for providing consulting and training services to customers. Professional services costs were $334,000 for the second quarter of fiscal 2003 compared to $229,000 for the second quarter of fiscal 2002, an increase of $105,000 or 46%. For the six months ended September 30, 2002, professional services costs were $521,000 compared to $464,000 for the six months ended September 30, 2001, an increase of $57,000 or 12%. The increases in professional services costs are attributable primarily to the salary and benefits costs of personnel providing the professional services. The increased demand for professional services was met by redeploying qualified personnel from other departments within SEEC.

     GROSS MARGINS. Total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 50% and 58% for the three- and six-month periods ended September 30, 2002 compared to 48% and 44% for the three- and six-month periods ended September 30, 2001, respectively. Gross margin percentages were 79% and 80% for software license and maintenance fees, and 19% and (44)% for professional services for the second quarters of fiscal 2003 and 2002 respectively. Gross margin percentages were 83% and 75% for software license and maintenance fees, and 14% and (16)% for professional services for the six-month periods ended September 30, 2002 and 2001, respectively. The gross margin percentages for software license and maintenance fees are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. These percentages also fluctuate depending on the mix of software products and the varying royalty expenses, if any, associated with those products. The gross margin percentages for professional services vary depending on the utilization rates of billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentages for professional services in the three- and six-month periods ended September 30, 2002 were higher than the gross margin percentages in the fiscal 2002 periods due primarily to an increase in revenues, which in turn improved the utilization rates of billable consultants between the periods.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $534,000 for the second quarter of fiscal 2003 compared to $481,000 for the second quarter of fiscal 2002, an increase of $53,000 or 11%. For the six months ended September 30, 2002, general and administrative expenses were $958,000, compared to $956,000 for the six months ended September 30, 2001, an increase of $2,000. The increases in the fiscal 2003 periods compared to fiscal 2002 are due primarily to employee severance costs of $79,000 expensed in the second quarter of fiscal 2003.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, trade shows, and other promotional activities. Sales and marketing expenses were $550,000 for the second quarter of fiscal 2003 compared to $1,041,000 for the second quarter of fiscal 2002, a decrease of $491,000 or 47%. For the six months ended September 30, 2002, sales and marketing expenses were $1,486,000 compared to $2,093,000 for the six months ended September 30, 2001, a decrease of $607,000 or 29%. Expenses in the prior year periods included higher levels of spending on recruitment and employment-related expenses, and on advertising and promotion. Furthermore, the June 2002 restructuring resulted in an overall reduction in expenses in the second quarter of fiscal 2003, compared to the second quarter of fiscal 2002.

     RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $303,000 for the second quarter of fiscal 2003 compared to $384,000 for the second quarter of fiscal 2002, a decrease of $81,000 or 21%. For the six months ended September 30, 2002, expenditures for research and development were $692,000 compared to $836,000 for the six months ended September 30, 2001, a decrease of $144,000 or 17%. These decreases were the result of reductions in employment-related expenses. A larger proportion of development work was shifted to India, where personnel costs are lower. Also, some research and development personnel were temporarily redeployed to billable services during the second quarter of fiscal year 2003 to meet the increased demand for professional services.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are amortized over their estimated useful lives of five to seven years. In the second quarter of fiscal 2003, amortization expense was $7,000 compared to $44,000 for the second quarter of fiscal 2002, a decrease of $37,000 or 84%. For the six months ended September 30, 2002, amortization expense was $15,000 compared to $88,000 for the six months ended September 30, 2001, a decrease of $73,000 or 83%. The reductions were due to the write-down of goodwill recorded in the fourth quarter of fiscal 2002, which reduced the value of assets subject to amortization in subsequent quarters.

     RESTRUCTURING AND IMPAIRMENT CHARGES. In June 2002, we adopted a formal plan to reduce operating costs, including the shift in our direct sales strategy related to Axcess for Insurance solutions. Our strategy in implementing the restructuring was to reduce operating costs while focusing our direct sales efforts on the SEEC Mosaic Studio product line. We intend to continue to market the Axcess for Insurance solution through alliances with strategic partners, who, we believe, can offer a broader solution for the insurance market and can leverage their greater sales and marketing resources and existing customer relationships. In connection with this plan, during the first quarter of fiscal 2003, we recorded restructuring costs of $344,253, consisting of charges for workforce reduction, the write-off of abandoned excess property and equipment, and an accrual for non-cancelable lease obligations related to unused facilities. See Note 6.

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

     NET INTEREST INCOME. Net interest income consists principally of interest income on cash equivalents and short-term investments, which are comprised primarily of money market funds and high-grade bonds with average maturities of less than two years. Net interest income was $80,000 for the second quarter of fiscal 2003 compared to $175,000 for the second quarter of fiscal 2002, a decrease of $95,000 or 54%. For the six months ended September 30, 2002, net interest income was $159,000 compared to $398,000, a decrease of $239,000 or 60%. These decreases result from lower cash and short-term investments balances combined with the effect of lower short-term interest rates in the current year periods as compared to the prior year periods.

     INCOME TAXES. In fiscal 2003 and 2002, the Company calculated a net deferred tax asset, which was fully offset by a valuation allowance due to the uncertainty of realization of our net operating loss carryforwards. As a result, no provision for income taxes was recorded. At March 31, 2002, SEEC had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $13,647,000 and $10,297,000, respectively. The carryforwards expire at various times from March 31, 2007 to March 31, 2022. Certain changes in SEEC's ownership could result in an annual limitation on the amount of carryforwards that may be utilized.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, we had cash, cash equivalents, and short-term investments of $12,001,000 and working capital of $11,871,000. Excess cash has been invested, and we expect that it will continue to be invested, in interest-bearing investment grade securities and money market funds. We used $2,401,000 for operating activities in the six months ended September 30, 2002, compared to $3,291,000 used for operating activities in the six months ended September 30, 2001. Our primary investing activities in the six months ended September 30, 2002 consisted of net sales of short-term investments of $1,014,000, compared to net sales of short-term investments of $104,000 in the six months ended September 30, 2001. We used $33,000 for stock repurchases in the six months ended September 30, 2001, while proceeds from common stock issued totaled $5,000 and $31,000 in the six months ended September 30, 2002 and 2001, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Based on the Company's most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2.  CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5.  OTHER INFORMATION--NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

     The Exhibits listed below are filed as part of this Form 10-Q.

        EXHIBIT
          NO.                             DESCRIPTION
        -------      -------------------------------------------------------
       10.19         Separation and Release Agreement dated October XX, 2002
                     between the Registrant and John D. Godfrey.

       99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(B) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended September 30, 2002.

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

                                                      SEEC, Inc.
                                         --------------------------------------
                                                     (Registrant)

Date:  November 12, 2002
                                     By:          /s/ RAVINDRA KOKA
                                         --------------------------------------
                                                    Ravindra Koka
                                              President, Chief Executive
                                                  Officer and Director
                                              (Principal Executive Officer)

                                     By:         /s/ RICHARD J. GOLDBACH
                                         --------------------------------------
                                                   Richard J. Goldbach
                                          Treasurer and Chief Financial Officer
                                               (Principal Financial Officer)

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




I, Ravindra Koka, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of SEEC, Inc. for the period ended September 30, 2002;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002                               /s/ RAVINDRA KOKA
                                              ---------------------------------
                                                         Ravindra Koka
                                                  President, Chief Executive
                                                      Officer and Director

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Richard J. Goldbach, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of SEEC, Inc. for the period ended September 30, 2002;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002                            /s/ RICHARD J. GOLDBACH
                                             ---------------------------------
                                                      Richard J. Goldbach
                                           Treasurer and Chief Financial Officer