Form 10-Q
period 2002-12-31
SEEC INC
filed 2003-02-13
CIK 925524

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

                                (412) 893-0300
             (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes    X     No
                                                         -----     -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes          No  X
                                                    -----     -----

     As of February 10, 2003, there were 7,319,992 outstanding shares of Common Stock, par value $.01 per share, of SEEC, Inc.

===============================================================================

                                  SEEC, INC.

                                  FORM 10-Q

                              TABLE OF CONTENTS

                                                                                                                       PAGE
                                                                                                                      NUMBER
  PART I--FINANCIAL INFORMATION
  Item 1.  Financial Statements
        Consolidated Statements of Operations for the three- and nine-month periods
        ended December 31, 2002 and 2001........................................................................           2
        Condensed Consolidated Balance Sheets as of December 31, 2002 and March 31, 2002........................           3
        Condensed Consolidated Statements of Cash Flows for the nine-month periods
        ended December 31, 2002 and 2001........................................................................           4
        Notes to Unaudited Consolidated Financial Statements....................................................           5
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................           8
  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................          16
  Item 4.  Controls and Procedures..............................................................................          16

  PART II--OTHER INFORMATION
  Item 1.  Legal Proceedings....................................................................................          16
  Item 2.  Changes in Securities................................................................................          16
  Item 3.  Defaults Upon Senior Securities......................................................................          16
  Item 4.  Submission of Matters to a Vote of Security Holders..................................................          16
  Item 5.  Other Information....................................................................................          16
  Item 6.  Exhibits and Reports on Form 8-K.....................................................................          16

  SIGNATURES....................................................................................................          17

  CERTIFICATIONS................................................................................................          18


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   SEEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                          DECEMBER 31,                      DECEMBER 31,
                                                                  ----------------------------      ----------------------------
                                                                     2002              2001             2002             2001
                                                                  ----------       -----------      -----------      -----------
REVENUES:
    Software license and maintenance fees                         $  674,239       $   343,787      $ 1,740,049      $ 1,133,435
    Professional services                                            463,045           228,624        1,136,544          659,457
                                                                  ----------       -----------      -----------      -----------
    Total revenues                                                 1,137,284           572,411        2,876,593        1,792,892
                                                                  ----------       -----------      -----------      -----------
OPERATING EXPENSES:
    Cost of revenues:
    Software license and maintenance fees                             71,122            83,804          256,683          284,287
    Professional services                                            386,209           214,062          974,903          707,685
                                                                  ----------       -----------      -----------      -----------
    Total cost of revenues                                           457,331           297,866        1,231,586          991,972
    General and administrative                                       416,150           438,117        1,374,122        1,394,050
    Sales and marketing                                              469,748         1,035,948        1,955,329        3,128,568
    Research and development                                         286,033           400,539          978,261        1,236,321
    Amortization of goodwill and other intangible assets               7,369            44,020           22,108          132,058
    Restructuring costs                                                    -                 -          344,253                -
                                                                  ----------       -----------      -----------      -----------
    Total operating expenses                                       1,636,631         2,216,490        5,905,659        6,882,969
                                                                  ----------       -----------      -----------      -----------
LOSS FROM OPERATIONS                                                (499,347)       (1,644,079)      (3,029,066)      (5,090,077)
NET INTEREST INCOME                                                   57,459           162,170          216,777          560,013
                                                                  ----------       -----------      -----------      -----------
NET LOSS                                                          $ (441,888)      $(1,481,909)     $(2,812,289)     $(4,530,064)
                                                                  ==========       ===========      ===========      ===========
Basic and diluted net loss per common share                       $    (0.07)      $     (0.24)     $     (0.46)     $     (0.74)
                                                                  ==========       ===========      ===========      ===========
Weighted average number of basic and
    diluted common and common equivalent
    shares outstanding                                             6,076,110         6,081,764        6,081,504        6,099,691
                                                                  ==========       ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                  SEEC, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,             MARCH 31,
                                                                            2002                   2002
                                                                       ------------------   --------------------
                                                                         (UNAUDITED)            (AUDITED *)
                                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $  9,045,951           $ 10,473,967
  Short-term investments                                                    2,421,346              3,932,412
  Accounts receivable - trade, net                                            989,551                448,404
  Prepaid expenses and other current assets                                   267,628                433,358
                                                                         ------------           ------------
  Total current assets                                                     12,724,476             15,288,141

PROPERTY AND EQUIPMENT, NET                                                   598,774                831,120

INTANGIBLE ASSETS, NET                                                         66,600                 60,291
                                                                         ------------           ------------
                                                                         $ 13,389,850           $ 16,179,552
                                                                         ============           ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                               $    231,932           $    280,481
  Accrued compensation                                                        390,369                410,801
  Other current liabilities                                                   333,011                244,573
  Deferred maintenance revenues                                               306,361                288,526
  Income taxes payable                                                         37,927                 40,794
                                                                         ------------           ------------
  Total current liabilities                                                 1,299,600              1,265,175
                                                                         ------------           ------------

SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares authorized;
    none issued
  Common stock--$.01 par value; 20,000,000 shares authorized;
    6,309,187 shares issued                                                    63,092                 63,092
  Additional paid-in capital                                               34,589,206             34,589,206
  Accumulated deficit                                                     (21,741,271)           (18,906,681)
  Less treasury stock, at cost--252,130 and 227,043 shares
    at December 31 and March 31, 2002, respectively                          (840,109)              (827,605)
  Accumulated other comprehensive income (loss)                                19,332                 (3,635)
                                                                         ------------           ------------
  Total shareholders' equity                                               12,090,250             14,914,377
                                                                         ------------           ------------
                                                                         $ 13,389,850           $ 16,179,552
                                                                         ============           ============

------------
    * Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED DECEMBER 31,
                                                                             ---------------------------------------------
                                                                                     2002                    2001
                                                                             ---------------------   ---------------------
CASH FLOWS USED BY OPERATING ACTIVITIES                                              $ (2,868,929)           $ (4,448,534)
                                                                             ---------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net of disposals                                 (12,956)               (169,012)
    Purchases of short-term investments                                                         -              (3,247,976)
    Sales of short-term investments                                                     1,513,580               3,261,972
    Other, net                                                                            (28,417)                 (3,827)
                                                                             ---------------------   ---------------------
      Net cash provided (used) by investing activities                                  1,472,207                (158,843)
                                                                             ---------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchases of treasury stock                                                           (36,047)                (73,228)
    Common stock issued                                                                     4,753                  33,159
                                                                             ---------------------   ---------------------
      Net cash used by financing activities                                               (31,294)                (40,069)
                                                                             ---------------------   ---------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (1,428,016)             (4,647,446)
Cash and cash equivalents, beginning of period                                         10,473,967              16,049,397
                                                                             ---------------------   ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  9,045,951            $ 11,401,951
                                                                             =====================   =====================



   The accompanying notes are an integral part of these financial statements.

                                  SEEC, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of SEEC, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "SEEC") , and have been prepared in accordance with accounting principles generally accepted in the United States of America ("United States") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Management believes that all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of results have been included in the consolidated financial statements for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. Accordingly, these interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     Revenues are derived from the license of software products, customer support and maintenance contracts, and services contracts, including consulting and training services. Revenues from product license fees are recognized when an order or agreement is in hand, the fee is fixed and determinable, delivery of the product has occurred, and collectibility is probable. Customer support and maintenance contract revenues are recognized ratably over the term of the related agreement, generally twelve months. The Company provides professional services under time-and-materials and fixed-price contracts. Revenues from time-and-materials contracts are recognized as the services are provided. Revenues from fixed-price contracts are recognized principally by the percentage-of-completion method, whereby income is recognized based on the estimated stage of completion of individual contracts. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determinable.

3.    STOCK REPURCHASE PROGRAM

     In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3 million to repurchase shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, Employee Stock Purchase Plan transactions, and for other corporate purposes. Through December 31, 2002, the Company had used $1.9 million to repurchase 473,175 shares, of which 221,045 shares were reissued to cover Employee Stock Purchase Plan transactions, stock option exercises, and stock warrant exercises. Repurchased shares are recorded as treasury shares.

4.    NET LOSS PER SHARE

     Net loss per share for all periods presented is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Options and warrants are excluded from the computation of net loss per share of common stock for the three- and nine-month periods ended December 31, 2002 and 2001, because their effect is not dilutive.

5.    COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income (loss) and its components in its annual Consolidated Statement of Changes in Shareholders' Equity. The components of the Company's comprehensive income (loss) were as follows:

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         DECEMBER 31,                          DECEMBER 31,
                                               ----------------------------------   -----------------------------------
                                                    2002              2001                2002              2001
                                               ----------------  ----------------   ----------------- -----------------
  Net loss                                          ($441,888)      ($1,481,909)        ($2,812,289)      ($4,530,064)
  Unrealized gain (loss) on investments,
   net of taxes                                        (7,403)           16,858              22,967            40,782
                                               ----------------  ----------------   ----------------- -----------------
  Total comprehensive loss                          ($449,291)      ($1,465,051)        ($2,789,322)      ($4,489,282)
                                               ================  ================   ================= =================


6.    RESTRUCTURING COSTS

     In June 2002, in response to ongoing operating losses and the general slowdown in the economy, the Company adopted a formal plan to reduce operating costs. A key component of the plan was a shift from the Company's direct sales strategy for its Axcess(TM) for Insurance solutions to a strategy whereby the Company would enter into alliances with strategic partners to continue to market its Axcess for Insurance solutions. This would allow the Company to reduce operating costs while focusing its direct sales efforts on the SEEC Mosaic(TM) Studio product line.

     In connection with these actions, during the three months ended June 2002, the Company recorded restructuring costs of $344,253 in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. Included in the charge was $63,018 for the abandonment and write-off of excess property and equipment. An accrued liability was recorded for the remaining $281,235 in charges. Of this amount, $146,235 was recorded for workforce reduction, consisting of severance and extended insurance benefits attributable to 10 employees, primarily in the Company's sales and marketing functions. The remaining $135,000 represents an accrual for noncancelable lease payments, less management's estimates of sublease income. These estimates are evaluated by the Company quarterly and are subject to change based on actual events.

      All charges associated with the restructuring are included as restructuring costs under operating expenses in the statement of operations. Below is a summary of the restructuring costs:

                                                                    CHARGED TO
                                                                    OPERATIONS                            RESTRUCTURING
                                                                   THREE MONTHS                           LIABILITIES AT
                                                                      ENDED             TOTAL CASH         DECEMBER 31,
                                                                  JUNE 30, 2002          PAYMENTS              2002
                                                                ------------------   -----------------  ------------------
      Cash Provisions:
        Workforce reduction.................................      $ 146,235             $(101,235)         $   45,000
        Non-cancelable leases...............................        135,000               (33,750)            101,250
                                                                    -------            ------------        ----------
                                                                    281,235             $(134,985)         $ 146,250
                                                                                       ============        ==========
      Non-cash:
        Write-off of excess property and equipment..........         63,018
                                                                    -------
                                                                  $ 344,253
                                                                  =========

7.    INCOME TAXES

     In the three- and nine-month periods ended December 31, 2002 and 2001, the Company calculated a deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of the Company's net operating loss carryforwards, resulting in no tax provision or benefit accrued in the periods. As of March 31, 2002, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $14,399,000 and $8,190,000, respectively. The carryforwards expire at various times from March 31, 2007 to March 31, 2022. Certain changes in ownership could result in an annual limitation on the amount of carryforwards that may be utilized.

8.    SUBSEQUENT EVENTS

     Asset Purchase -- On January 8, 2003, the Company acquired certain assets of Asera, Inc. ("Asera"), including the Asera name, intellectual property and customers. SEEC also hired certain of the former Asera's staff. In return, SEEC assumed certain liabilities of Asera. On January 6, 2003, Asera transferred all of its assets to Sherwood Partners, Inc. ("Sherwood") in an assignment-for-the-benefit-of-creditors transaction. Pursuant to an Asset Purchase Agreement dated January 8, 2003 between the Company and Sherwood, the Company acquired the following former Asera assets (the "Asset Purchase"):

     (a) All cash and cash equivalents in excess of $650,000;

     (b) All accounts receivable, subject to adjustment as more fully described below;

     (c) All equipment, machinery, computer hardware and software, materials, prototypes, tools, supplies, vehicles, furniture and fixtures;

     (d) All raw materials, work-in-process and finished goods inventory;

     (e) All intellectual property;

     (f) Certain customer lists;

     (g) Certain of Asera's contracts; and

     (h) All advertising, marketing and promotional materials.

     Upon the closing of the Asset Purchase, to the extent that the cash and cash equivalents of Asera were less than $650,000, Sherwood was entitled to retain an amount equal to such shortfall of cash proceeds received by it on behalf of Asera from the collection of accounts receivable. The Company did not acquire certain of the assets of Asera, including the capital stock or assets of Asera's wholly-owned subsidiaries in the United Kingdom, Germany and India, nor did the Company acquire any real property leases to which Asera or any of its subsidiaries was a party.

     As consideration for the Asset Purchase, the Company assumed the following indebtedness:

     (a) $1,065,214 of the secured indebtedness of Asera owing to Venture Lending & Leasing III, Inc., Third Coast Capital, Venture Banking Group, GATX Ventures, Inc. and Heller Financial Leasing, Inc.;

     (b) $506,440 of the secured indebtedness of Asera owing to Comdisco Ventures, Inc.;

     (c) $2,112,525 of the secured indebtedness of Asera owing to KPCB Holdings, Inc. ("KPCB"), as representative and collateral agent, and certain other lenders (the "Bridge Lenders"); and

     (d) The obligations of Asera arising under certain maintenance and other contracts.

     The assumed indebtedness described in items (a) and (b) above was paid in full by the Company on January 8, 2003. Additionally, pursuant to a Consent and Agreement dated January 8, 2003 by and among the Company, Asera and KPCB, as the representative and collateral agent for and on behalf of the Bridge Lenders, the Company agreed to convert the assumed indebtedness described in paragraph (c) into (i) 1,646,129 shares of the Company's common stock ("Conversion Shares") and (ii) the right to receive, in certain circumstances, an aggregate of $301,782, subject in the case of each of items (i) and (ii) to the satisfaction of certain specified conditions including, without limitation, the approval of the Company's shareholders. The Company has agreed to register the Conversion Shares for resale under the Securities Act of 1933, as amended (the "Securities Act").

     As further consideration for the purchased assets, the Company agreed to issue to Sherwood for the benefit of unsecured creditors of Asera, a warrant to purchase an aggregate of 20,000 shares of the Company's common stock. The issuance of the warrant is subject to the satisfaction of certain specified conditions including, without limitation, the approval of the Company's shareholders. The Company has agreed to register the shares upon exercise of the warrant for resale under the Securities Act.

     The Company also agreed to pay from time to time, in its sole discretion, cash to Sherwood for the purpose of paying certain unsecured creditors of Asera. Such cumulative payments are not to exceed $500,000.

     Prior to the assignment for the benefit of creditors, Asera had developed and marketed order management and supply chain management solutions and a software platform for building flexible, composite applications that leverage existing enterprise software systems including Enterprise Resource Planning ("ERP") and other back-end packages. The Company intends to continue to use the equipment and other physical property acquired from Sherwood for these or similar purposes.

     Stock Sale and Related Agreements -- Also on January 8, 2003, in a private-investment-in-public-equity transaction, the Company sold 1,205,354 shares of common stock ("PIPE Shares") to KPCB for a cash consideration of $1,301,782 (the "PIPE Transaction"). The PIPE Shares were issued in a private placement transaction, pursuant to Section 4 (2) and Regulation D promulgated under the Securities Act. In connection with the PIPE Transaction, the Company agreed that for so long as KPCB owns at least 200,000 PIPE Shares, it will use its best efforts to cause two designees of KPCB to be appointed to its board of directors. Effective immediately following the closing of the PIPE Transaction, a general partner of KPCB was named to the Company's board of directors as one of these two designees. Pursuant to the PIPE Transaction, the Company also agreed to cause a registration statement covering the PIPE Shares to be filed with the SEC.

     The Company also entered into a two-year Consulting Agreement with KPCB on January 8, 2003, pursuant to which KPCB agreed to provide certain consulting services to the Company in exchange for the issuance of certain performance warrants to purchase up to 2,500,000 shares of the Company's common stock, effective upon the satisfaction of certain specified conditions including, without limitation, the approval of the Company's shareholders. The Company has agreed to register the shares issuable upon exercise of the warrants for resale under the Securities Act.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information contained herein should be considered "forward-looking information," which is subject to a number of risks, uncertainties, and assumptions. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside our control. Other factors and assumptions, including those set forth in SEEC's Annual Report on Form 10-K for the year ended March 31, 2002, are involved in the preparation of forward-looking information, and the failure of any such factors and assumptions to be realized may cause actual results to differ materially from those discussed. We assume no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.

     The previous discussion and other sections of this Form 10-Q contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

OVERVIEW

     SEEC, Inc. ("SEEC" or the "Company") provides business-to-business (B2B) software solutions that help insurance, financial services, telecommunications and other large companies automate key business processes by evolving and integrating their current applications and systems, saving time and money. The Company's solutions are built upon SEEC Mosaic(TM) Studio, a suite of legacy evolution tools and component templates for creating composite applications that support real-time, collaborative business processes. The SEEC solutions can be implemented without materially disrupting current operations or replacing back-end administrative systems, providing a lower cost, shorter time, and lower risk for development and deployment than traditional approaches. With our ability to externalize business rules under a flexible architecture based on XML, Web services and other emerging standards, we believe that we have one of the leading cost-effective B2B solutions available in the market today. SEEC's solutions have penetrated over 30 Fortune 2000 companies.

     The pervasive growth of the Web as a medium for business and the rapid development and adoption of B2B technologies like XML and Web services are driving large enterprises to externalize their traditional business processes to improve efficiency, maintain their competitiveness, and enable future growth. SEEC's solutions focus on preserving the competitive advantages inherent in existing financial, customer service and industrial systems while allowing companies to utilize the underlying value of these systems in new Web-centric business processes. SEEC Mosaic Studio supports these efforts by externalizing the business rules within existing systems and by providing means for quickly integrating those systems with the Web.

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

     In January 2003, SEEC acquired certain of the assets of Asera, Inc. The Asera products include order management and supply chain management solutions, and a software platform for building flexible, composite applications that leverage existing enterprise software systems including Enterprise Resource Planning ("ERP") and other back-end packages. The addition of the Asera vertical solutions and technology expands SEEC's target markets to include companies with significant ERP and other legacy packages, in addition to custom-built host applications that comprise SEEC's traditional targets. Asera's development technology also complements SEEC's business rule and integration technology by adding personalization, localization, globalization, and other capabilities for developing configurable enterprise applications. The following discussion excludes any effect of the Asset Purchase or the transactions related thereto.

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

     Revenues are derived from the license of software products, customer support and maintenance contracts, and services contracts, including consulting and training services. Revenues from product license fees are recognized when an order or agreement is in hand, the fee is fixed and determinable, delivery of the product has occurred, and collectibility is probable. Customer support and maintenance contract revenues are recognized ratably over the term of the related agreement, generally twelve months. The Company provides professional services under time-and-materials and fixed-price contracts. Revenues from time-and-materials contracts are recognized as the services are provided. Revenues from fixed-price contracts are recognized principally by the percentage-of-completion method, whereby income is recognized based on the estimated stage of completion of individual contracts. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determinable. Fixed-price contracts and related estimates have not been significant in recent years.

     Impairment of Goodwill and Intangible Assets. We record intangible assets when we acquire other companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including intangible assets, with the remaining amount being classified as goodwill. We periodically review the carrying amounts of goodwill and intangible assets for indications of impairment. If impairment is indicated, we assess the value of the intangible assets. The value of goodwill and intangible assets has been amortized to operating expense over time, with in-process research and development recorded as a one-time charge on the acquisition date. Under current accounting guidelines that became effective on July 1, 2001, goodwill arising from transactions occurring after June 30, 2001 and any existing goodwill as of April 1, 2002 are no longer amortized to expense but rather are periodically assessed for impairment. As a result of write-downs of goodwill resulting from impairment evaluations performed in fiscal 2001 and 2002, there was no goodwill reflected on the balance sheet as of April 1, 2002. We periodically review the estimated remaining useful lives of our remaining intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods. See Notes 2 and 3 to the Consolidated Financial Statements for the year ended March 31, 2002.

     Allowance for Doubtful Accounts. We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on past collection history and specific risks identified in our outstanding accounts receivable. If the financial condition of a customer deteriorates such that its ability to make payments might be impaired, or if payments from a customer are significantly delayed, additional allowances might be required, resulting in future bad debt expense not provided in the allowance for doubtful accounts at December 31, 2002.

     Restructuring Costs. In June 2002, SEEC's management formally adopted a plan to reduce operating costs, including a change in our sales strategy related to Axcess for Insurance solutions. We have accounted for the related restructuring costs in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. A significant portion of the restructuring costs related to excess facilities, primarily from noncancelable leases and other costs for the abandonment or disposal of property and equipment. Estimates related to noncancelable lease costs and sublease income are based on certain assumptions, including those regarding the period during which we will be successful in contracting with a sublessee or sublessees, and sublease rates which can be achieved. We review these estimates each reporting period, and to the extent that these assumptions change due to changes in the market, the ultimate restructuring expenses for these excess facilities could vary.

COMPARISON OF THREE-AND NINE-MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

     The following section includes information related to changes in SEEC's Consolidated Statements of Operations. References to the third quarter of fiscal 2003 and to the third quarter of fiscal 2002 refer to the three months ended December 31, 2002 and December 31, 2001, respectively.

     REVENUES. Total revenues for the third quarter of fiscal 2003 were $1,137,000 compared to $572,000 for the third quarter of fiscal 2002, an increase of $565,000 or 99%. For the nine months ended December 31, 2002, total revenues were $2,877,000 compared to $1,793,000 for the nine months ended December 31, 2001, an increase of $1,084,000 or 60%.

     Software license and maintenance fees were $674,000 for the third quarter of fiscal 2003 compared to $344,000 for the third quarter of fiscal 2002, an increase of $330,000 or 96%. For the nine months ended December 31, 2002, software license and maintenance fees were $1,740,000 compared to $1,133,000 for the nine months ended December 31, 2001, an increase of $607,000 or 54%. Professional services revenues were $463,000 for the third quarter of fiscal 2003 compared to $229,000 for the third quarter of fiscal 2002, an increase of $234,000 or 102%. For the nine months ended December 31, 2002, professional services revenues were $1,137,000 compared to $659,000 for the nine months ended December 31, 2001, an increase of $478,000 or 73%.

     The increases in revenues are attributable to increased demand in all revenue categories. Sales during the first three quarters of fiscal year 2003 included our first sale of Axcess components. Significant professional services were delivered in the nine-month period of fiscal 2003, particularly related to project engagements with two customers in the insurance industry.

     COST OF REVENUES. Total cost of revenues was $457,000 for the third quarter of fiscal 2003 compared to $298,000 for the third quarter of fiscal 2002, an increase of $159,000 or 53%. For the nine months ended December 31, 2002, total cost of revenues was $1,232,000 compared to $992,000 for the nine months ended December 31, 2001, an increase of $240,000 or 24%. The increases in total cost of revenues are attributable primarily to an increase in the salary and benefits costs of personnel providing the professional services. The increased demand for professional services was primarily addressed by increased utilization rates of our consultants and by redeploying qualified personnel from other departments within SEEC, rather than by subcontracting or hiring new employees.

     Cost of software license and maintenance fees includes the costs of providing customer support services, the cost of third-party software licensed, and, to a lesser degree, the costs of media, manuals, duplication and shipping related to sales of certain of our software products. Customer support is primarily delivered via telephone or online (Internet) to customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $71,000 for the third quarter of fiscal 2003 compared to $84,000 for the third quarter of fiscal 2002, a decrease of $13,000 or 15%. For the nine months ended December 31, 2002, cost of software license and maintenance fees was $257,000 compared to $284,000 for the nine months ended December 31, 2001, a decrease of $27,000 or 10%. These decreases were due primarily to reduced personnel costs.

     Professional services costs consist primarily of compensation and related taxes and benefits for Company personnel responsible for providing consulting and training services to customers. Professional services costs were $386,000 for the third quarter of fiscal 2003 compared to $214,000 for the third quarter of fiscal 2002, an increase of $172,000 or 80%. For the nine months ended December 31, 2002, professional services costs were $975,000 compared to $708,000 for the nine months ended December 31, 2001, an increase of $267,000 or 38%. The increases in professional services costs are attributable primarily to an increase in the salary and benefits costs of personnel providing the professional services. The increased demand for professional services was met by increased utilization rates of our consultants and by redeploying qualified personnel from other departments within SEEC.

     GROSS MARGINS. Total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 60% and 57% for the three- and nine-month periods ended December 31, 2002 compared to 48% and 45% for the three- and nine-month periods ended December 31, 2001, respectively. Gross margin percentages were 89% and 76% for software license and maintenance fees, and 17% and 6% for professional services, for the third quarters of fiscal 2003 and 2002, respectively. Gross margin percentages were 85% and 75% for software license and maintenance fees, and 14% and (7)% for professional services, for the nine-month periods ended December 31, 2002 and 2001, respectively. The gross margin percentages for software license and maintenance fees are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. These percentages also fluctuate depending on the mix of software products and the varying royalty expenses, if any, associated with those products. The gross margin percentages for professional services vary depending on the utilization rates of billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentages for professional services in the three- and nine-month periods ended December 31, 2002 were higher than the gross margin percentages in the fiscal 2002 periods due primarily to an increase in revenues, which in turn improved the utilization rates of billable consultants between the periods.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $416,000 for the third quarter of fiscal 2003 compared to $438,000 for the third quarter of fiscal 2002, a decrease of $22,000 or 5%. For the nine months ended December 31, 2002, general and administrative expenses were $1,374,000, compared to $1,394,000 for the nine months ended December 31, 2001, a decrease of $20,000 or 1%. The decreases in the fiscal 2003 periods compared to fiscal 2002 are due primarily to reduced compensation costs. The decrease in the nine-month compensation costs was partially offset by employee severance costs of $79,000, which were expensed in the second quarter of fiscal 2003.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, trade shows, and other promotional activities. Sales and marketing expenses were $470,000 for the third quarter of fiscal 2003 compared to $1,036,000 for the third quarter of fiscal 2002, a decrease of $566,000 or 55%. For the nine months ended December 31, 2002, sales and marketing expenses were $1,955,000 compared to $3,129,000 for the nine months ended December 31, 2001, a decrease of $1,174,000 or 38%. Expenses in the prior year periods included higher levels of spending on recruitment and employment-related expenses, and on advertising and promotion. Furthermore, the June 2002 restructuring resulted in an overall reduction in expenses in the second and third quarters of fiscal 2003, compared to the prior-year quarters.

     RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $286,000 for the third quarter of fiscal 2003 compared to $401,000 for the third quarter of fiscal 2002, a decrease of $115,000 or 29%. For the nine months ended December 31, 2002, expenditures for research and development were $978,000 compared to $1,236,000 for the nine months ended December 31, 2001, a decrease of $258,000 or 21%. These decreases were the result of reductions in employment-related expenses. A larger proportion of development work was shifted to

India, where personnel costs are lower. Also, some research and development personnel were temporarily redeployed to billable services during the second and third quarters of fiscal year 2003 to meet the increased demand for professional services.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are amortized over their estimated useful lives of five to seven years. In the third quarter of fiscal 2003, amortization expense was $7,000 compared to $44,000 for the third quarter of fiscal 2002, a decrease of $37,000 or 84%. For the nine months ended December 31, 2002, amortization expense was $22,000 compared to $132,000 for the nine months ended December 31, 2001, a decrease of $110,000 or 83%. The reductions were due to the write-down of goodwill recorded in the fourth quarter of fiscal 2002, which reduced the value of assets subject to amortization in subsequent quarters.

       RESTRUCTURING AND IMPAIRMENT CHARGES. In June 2002, we adopted a formal plan to reduce operating costs, including the shift in our direct sales strategy related to Axcess for Insurance solutions. Our strategy in implementing the restructuring was to reduce operating costs while focusing our direct sales efforts on the SEEC Mosaic Studio product line. We intend to continue to market the Axcess for Insurance solution through alliances with strategic partners, who, we believe, can offer a broader solution for the insurance market and can leverage their greater sales and marketing resources and existing customer relationships. In connection with this plan, during the first quarter of fiscal 2003, we recorded restructuring costs of $344,253, consisting of charges for workforce reduction, the write-off of abandoned excess property and equipment, and an accrual for noncancelable lease obligations related to unused facilities. See Note 6.

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

     NET INTEREST INCOME. Net interest income consists principally of interest income on cash equivalents and short-term investments, which are comprised primarily of money market funds and high-grade bonds with average maturities of less than two years. Net interest income was $57,000 for the third quarter of fiscal 2003 compared to $162,000 for the third quarter of fiscal 2002, a decrease of $105,000 or 65%. For the nine months ended December 31, 2002, net interest income was $217,000 compared to $560,000, a decrease of $343,000 or 61%. These decreases result from lower cash and short-term investments balances combined with the effect of lower short-term interest rates in the current year periods as compared to the prior year periods.

     INCOME TAXES. In fiscal 2003 and 2002, the Company calculated a net deferred tax asset, which was fully offset by a valuation allowance due to the uncertainty of realization of our net operating loss carryforwards. As a result, no provision for income taxes was recorded. At March 31, 2002, SEEC had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $14,399,000 and $8,190,000, respectively. The carryforwards expire at various times from March 31, 2007 to March 31, 2022. Certain changes in SEEC's ownership could result in an annual limitation on the amount of carryforwards that may be utilized.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, we had cash, cash equivalents, and short-term investments of $11,467,000 and working capital of $11,425,000. Excess cash has been invested, and we expect that it will continue to be invested, in interest-bearing investment grade securities and money market funds. We used $2,869,000 for operating activities in the nine months ended December 31, 2002, compared to $4,449,000 used for operating activities in the nine months ended December 31, 2001. Our primary investing activities in the nine months ended December 31, 2002 consisted of net sales of short-term investments of $1,514,000, compared to net sales of short-term investments of $14,000 in the nine months ended December 31, 2001. We used $36,000 for stock repurchases in the nine months ended December 31, 2002, compared to $73,000 used for stock repurchases in the nine months ended December 31, 2001. Proceeds from common stock issued totaled $5,000 and $33,000 in the nine months ended December 31, 2002 and 2001, respectively.

     In connection with the equity investment transaction by KPCB Holdings, Inc. described in Note 8 above, in January 2003 we received $1,302,000 in cash for the sale of common stock. Additionally, in connection with the Asset Purchase described in Note 8, we assumed $3,684,000 of secured debt, of which $1,572,000 was repaid at the closing of the transaction. Of the remaining $2,112,000 of assumed indebtedness, $302,000 is scheduled to be repaid in cash and, subject to shareholder approval, the balance is to be converted into shares of common stock.

     Our cash balances may be used to develop or expand domestic and international sales and marketing efforts, to establish additional facilities, to hire additional personnel, to increase research and development, for capital expenditures, and for working capital and other general corporate purposes. We may also utilize cash to develop or acquire other businesses, products or technologies complementary to our current business. The amounts actually expended for each such purpose may vary significantly and are subject to change at our discretion, depending upon certain factors, including economic or industry conditions, changes in the competitive environment and strategic opportunities that may arise. We believe that cash flows from operations and the current cash balances will be sufficient to meet our liquidity needs for the foreseeable future. However, if events occur or circumstances change such that we fail to meet our operating plan as expected, we may require additional funds to support our working capital requirements or for other purposes. We may then seek to raise additional funds through public or private equity or debt financing, or from other sources. If additional financing is needed, we cannot be assured that such financing will be available to us on commercially reasonable terms, or at all.

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

     In November 2001, the FASB's Emerging Issues task Force ("EITF") issued EITF Topic No. D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." In January 2002, the EITF issued Topic No. D-103 as EITF Issue 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." Topic No. D-103 requires companies to characterize reimbursements received for out-of-pocket expenses as revenue in the statement of operations. The Company has historically netted reimbursements received for out-of-pocket expenses against the related expenses in the consolidated statements of operations. Prior period amounts have been reclassified on the accompanying Consolidated Statements of Operations to comply with EITF Issue 01-14. The adoption of the new standard did not have a material affect on our financial position, results of operations, or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS no. 145 amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of FASB Statement No. 4 is applicable in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to FASB Statement No. 13 is applicable to transactions occurring after May 15, 2002, with early application encouraged. The Company does not expect that the adoption of SFAS No. 145 will have significant impact on its consolidated results of operations, financial position or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "'Accounting for Costs Associated with Exit or Disposal Activities." This statement superseded EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan, as required under EITF 94-3. The provision of this statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company is currently evaluating the affect, if any, that the adoption of SFAS No. 146 will have on its consolidated financial position and results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending March 31, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending June 30, 2003.

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

     ITEM 4.  CONTROLS AND PROCEDURES

     Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1937 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


                          PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2.  CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5.  OTHER INFORMATION--NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

     The Exhibits listed below are filed as part of this Form 10-Q.

   EXHIBIT
     NO.                                 DESCRIPTION
  ---------       -----------------------------------------------------------
    99.1          Certification of Chief Executive Officer Pursuant To 18
                  U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of
                  The Sarbanes-Oxley Act Of 2002.

    99.2          Certification of Chief Financial Officer Pursuant To 18
                  U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of
                  The Sarbanes-Oxley Act Of 2002.

(b)   REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31, 2002.

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


                                                          SEEC, Inc.
                                         -----------------------------------------------
                                                           (Registrant)

Date:  February 13, 2003
                                    By:                /s/    RAVINDRA KOKA
                                         -----------------------------------------------
                                                          Ravindra Koka
                                         President, Chief Executive Officer and Director
                                                  (Principal Executive Officer)

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

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




I, Ravindra Koka, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of SEEC, Inc. for the period ended December 31, 2002;

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


Date:  February 13, 2003                    /s/    RAVINDRA KOKA
                                     ----------------------------------
                                               Ravindra Koka
                              President, Chief Executive Officer and Director

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Richard J. Goldbach, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of SEEC, Inc. for the period ended December 31, 2002;

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


Date:  February 13, 2003                  /s/    RICHARD J. GOLDBACH
                                       --------------------------------
                                             Richard J. Goldbach
                                    Treasurer and Chief Financial Officer