Form 10-K
period 2003-03-31
SEEC INC
filed 2003-06-30
CIK 925524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2003.
                                       or

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934
       For the transition period from ____________ to ____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No _X_

     As of September 30, 2002, the aggregate market value of voting Common Stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $3,738,679 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares, solely for the purpose of this response).

     The number of shares of the registrant's Common Stock outstanding as of the close of business on June 26, 2003 was 7,319,992.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of SEEC, Inc. to be used in connection with the 2003 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SEEC, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   22
Item 3.     Legal Proceedings...........................................   22
Item 4.     Submission of Matters to a Vote of Security Holders.........   22

                                   PART II

Item 5.     Market for Registrant's Common Equity and Related
            Shareholder Matters.........................................   23
Item 6.     Selected Financial Data.....................................   24
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   26
Item 7a.    Market Risk.................................................   36
Item 8.     Financial Statements and Supplementary Data.................   36
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures...................................   61

                                   PART III

Item 10.    Directors and Executive Officers of SEEC....................   61
Item 11.    Executive Compensation......................................   61
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   61
Item 13.    Certain Relationships and Related Transactions..............   61
Item 14.    Controls and Procedures.....................................   61

                                   PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   62

SIGNATURES..............................................................   65

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

GENERAL

     SEEC, Inc. (the "Company" or "SEEC") provides software solutions that help insurance, manufacturing, financial services and other large companies rapidly create efficient new business processes by reusing and integrating their core administrative and transaction systems (i.e., "legacy" systems) in new Internet- or Web-based applications. Our solutions include software tools, industry-specific application components, and implementation services for creating flexible composite applications that seamlessly combine the capabilities of new and old applications and enable new modes of business-to-business (B2B) collaboration. We believe that our solutions can be implemented without materially disrupting current operations or replacing current administrative systems, providing a lower cost, shorter implementation time, and lower risk than software packages or traditional software development approaches. We also believe that our ability to reuse a broad range of older applications in more flexible, configurable applications based on Internet technologies -- including XML (eXtensible Markup Language), Web services and other emerging standards -- gives us one of the leading cost-effective enterprise solutions available in the market today. Our solutions are currently used by more than 30 large global companies.

     The pervasive growth of the Web as a medium for business and the rapid development and adoption of Internet technologies like XML and Web services are allowing large enterprises to automate and extend their traditional business processes, such as financial, customer service, and industrial systems, to improve efficiency and competitiveness. Our solutions focus on preserving the competitive advantages inherent in existing business process systems by allowing companies to utilize the underlying value of these legacy systems in new Web-centric business processes. Our software products -- SEEC Mosaic(TM) and SEEC Asera(TM) -- support these efforts by externalizing the essential computational and decision-making logic within these existing systems -- commonly referred to as business rules -- and by providing means for quickly developing flexible new applications based on Web technologies that reuse and integrate with valuable older systems.

     The SEEC Mosaic solutions include a suite of software tools, including SEEC Mosaic Studio and associated methodologies and services that are used in a wide range of industries for integrating computer applications written in COBOL (the COmmon Business Oriented Language) and other older software programming languages, with newer Web-based applications ("legacy integration"); for updating, restructuring or maintaining those older applications ("legacy modernization"); and for externalizing the essential computational and decision-making logic within existing systems in new applications (i.e., "legacy transformation").

     The SEEC Asera solutions -- Value Chain for Manufacturing and Integrated Customer Service for Insurance -- include industry-specific application components (Asera Commerce, Asera Supply Chain, Asera Insurance), a suite of integrated software development tools (Asera Studio), cross-industry application components and a run-time software platform (Asera Server), and related services that are sold to large manufacturing and insurance companies. The Value Chain solution allows manufacturers to quickly automate sales, service and supply management processes across previously disconnected business units, product lines, customers, suppliers and geographies without replacing or disrupting current administrative systems. It reduces selling, inventory and service costs, while helping manufacturers deliver new value-added services, improve product delivery, and strengthen customer loyalty. The Integrated Customer Service solution allows insurance carriers to quickly automate their customer service, policy rating and other processes across multiple sales channels and product lines. This solution is expected to reduce the carriers' costs and improve their relations with customers and the agents and brokers that account for the vast majority of insurance sales. We believe that the SEEC Asera solutions, along with SEEC Mosaic Studio, provide a faster, more cost-effective means for building these new composite applications compared to existing packaged software or custom-development efforts.

     SEEC was founded in 1988 to develop tools and solutions for reengineering large computer applications written in COBOL and other older software programming languages, commonly referred to as legacy applications. Through 1999, organizations used our solutions extensively for year 2000 remediation and testing, legacy application modernization, and legacy transformation. Through a 1999 acquisition, we added Web-enablement and integration technology. In fiscal 2001, we introduced SEEC Mosaic Studio and in fiscal 2002 and fiscal 2003 we developed application components for insurance and healthcare. In January 2003 we acquired the Asera products and underlying technology for developing configurable, Web-centric composite applications that combine the capabilities of new and old applications.

     Our customer base consists primarily of large and medium-sized organizations including corporations, third-party information technology ("IT") service providers, higher education institutions, non-profit entities and governmental agencies. We derive our revenues from software license and maintenance fees and professional services fees. Professional services are typically provided to customers in conjunction with the license of software products. Our enterprise solutions and software products and services are marketed through various distribution channels, including direct sales to end users, and to end users through our service provider partners.

INDUSTRY BACKGROUND

     The pervasive growth of the Internet as a medium for business has created new opportunities for enterprises to improve efficiency and competitiveness by developing flexible Web-centric business processes based on immediate access to a broad range of internal and external information, efficient communication, and closer collaboration with customers and business partners. In most large organizations, however, the core information and data, proven decision-making logic, and established business policies that guide their operations today reside in existing administrative and transaction processing systems -- so-called legacy applications -- that are difficult to adapt to support the new Web-centric business processes, but which cannot be replaced economically. In order to capitalize on the opportunities created by Web-centric business processes, organizations are therefore attempting to create adaptable, cross-enterprise software applications ("composite applications") that combine powerful new Web-based functions with the proven advantages of their core legacy systems.

     Leading information technology analyst and advisory firms view these composite applications as an emerging product category offering clear advantages compared to previous generations of software applications. According to Gartner
Research:

     "The new applications do not fit the traditional categories. The old business applications were specialized around particular functions, and the associated users and buyers. The new applications:

     - Target end-to-end business processes that cross multiple business functions

     - Integrate functions that were previously supported by independent generic applications (such as collaboration or business intelligence) within a unified process support

     - Cross user domains, often including inter-enterprise boundaries

     - May be delivered by a combination of systems internal to the enterprise and externally hosted."

(Gartner Research, "The New Applications -- Composite, Collaborative and Content-Centric," presentation by Simon Hayward, given at Gartner
Symposium/ITXpo 2003, March 23-27, 2003.)

     Similarly, Forrester Research defines composite applications as:
"Applications that dynamically combine and connect functionality and data from heterogeneous applications to support cross-function or multi-organization business processes." (Charles Homs, Composite Apps Reshape Enterprise Software, Forrester Research, December 5, 2002.)

     Many organizations are attempting to build these composite applications from the ground up using software development tools, integration technologies, and other products and technologies from numerous vendors. This custom development approach often results in applications that have a higher cost to deploy and maintain, as they require significant additional development time and effort to modify or reuse legacy systems to meet future business requirements. Consequently, we believe there is a market need for composite application products that can reduce the time and costs to implement these applications while providing greater long-term flexibility to meet changing business requirements.

SEEC'S STRATEGY

     Our objective is to become a leading worldwide provider of composite application solutions that allow companies to rapidly create cross-enterprise Web-based business processes that leverage their existing legacy systems, and that can be adapted easily to changing business requirements. The key elements of our strategy to achieve this objective are the following:

     Establish Leadership in Composite Applications in Selected Vertical Markets. We intend to enhance and expand our composite application offerings for insurance and specific manufacturing sectors. This includes the enhancement of our underlying composite application technology as well as new development of customizable components addressing specific business processes in different vertical industries.

     Enhance and Expand Leadership in Legacy Transformation Solutions. We intend to continue to enhance our offerings of solutions for legacy integration, legacy modernization and legacy transformation. This includes the enhancement of our core technologies, solution methodologies, and software products to provide additional automation, functionality and cost savings to our customers.

     Strategic Account Focus. We are focusing our sales and marketing activities to penetrate the insurance market and specific manufacturing markets. We intend to develop solutions that solve specific business problems within these accounts and build a close working relationship with these companies. We believe that these efforts will lead to additional opportunities to provide enterprise solutions to these customers. Also, our customer base may be expanded through the acquisition of other operating companies that have concentration in specific vertical markets.

     Leverage Channel Partners. We currently have relationships with service provider partners, which include system integrators and specialized consulting companies that utilize our products in delivering services to their customers. These partners purchase our products and also provide us access to their customer base and sales infrastructure to market our products and solutions. We also are expanding our relationship with independent software vendors (ISVs), and plan to enter into reseller agreements and OEM (original equipment manufacturing) licensing agreements allowing OEM partners to incorporate our products in their solutions, to expand our distribution. We are also seeking distributors in territories where we do not have sales operations.

     Provide Solutions with Broad Market Appeal. We developed our enterprise solutions to be cost effective, flexible and scalable. As a result, we believe that our enterprise solutions appeal to a wide range of large organizations with a variety of requirements, and to a broad range of third-party service providers and independent software vendors. Our vertical solutions address problems that are common to a broad range of companies within those sectors. These solutions are modular and can be introduced in a phased manner.

SEEC SOFTWARE SOLUTIONS

     SEEC currently offers two related lines of software solutions based on our core technologies, established methodologies, and services. SEEC Mosaic
Studio -- our primary product -- is the central element of our legacy transformation solutions for adapting mission-critical software applications written in COBOL and other older programming languages to function in a flexible composite application architecture. The Asera product line consists of composite application solutions that enable flexible, efficient new Web-based business capabilities by integrating with existing information systems using SEEC's core technologies.

     SEEC Mosaic Studio Solutions focus on reusing existing applications and information systems in building composite applications that combine the best of Web technologies and legacy applications, including the business rules that provide differentiation and competitive advantage to companies. The solutions address all aspects of legacy transformation and also improve the efficiency and effectiveness of the development and maintenance of mission-critical legacy applications. The three solutions we currently offer are:

     - Legacy Modernization. Most large companies rely on mainframe-based legacy systems that provide continuing business value, but which are costly to maintain, and which cannot be easily adapted to support new Web-centric business processes. The root of the problem is that the essential decision-making and computation logic (i.e., "business rules") that govern key processes are buried in complex, redundant software code that is poorly understood, difficult to maintain, and costly to change. Also, the information technology ("IT") staffs that built many of the legacy applications are aging or retiring, taking their skills and system knowledge with them. SEEC's legacy modernization solution provides application understanding and business rule mining capabilities that we believe reduce the costs of managing, maintaining and updating legacy applications. Our solutions are designed to help information technology organizations make better use of scarce development resources and deliver new business capabilities faster and at lower cost. In customer projects, SEEC Mosaic Studio as:

     - Reduced application analysis and rule mining time up to 90 percent.

     - Reduced rewrite costs up to 60 percent.

     - Improved IT productivity by 50 percent or more.

     - Legacy Integration. As companies implement new Web-based business processes, they often need to access information that resides in their current legacy applications in new Web-based systems. In some cases, companies are making legacy applications directly available to customers or business users via the Web by replacing traditional text-based user interfaces with new Web user interfaces ("Web-enablement"). In other situations, companies need to integrate information or transaction capabilities of their legacy systems with new software packages or Web-based applications. Using SEEC's legacy integration solution, companies can quickly Web-enable legacy applications or generate integration components providing access to legacy databases, transactions and applications without significantly changing the back-end systems. The SEEC solution are intended to provide a range of integration and Web-enablement alternatives that can be delivered quickly, providing a faster return on investment for customers.

     - Legacy Transformation. In many cases, companies need to automate key business processes by moving selected legacy applications to a more modern and flexible Web-based system. The traditional approach is to replace an entire legacy system by buying a new software package or re-writing the existing system, both of which are costly, time-consuming and risky. Using the SEEC solution for legacy transformation, companies can selectively transform parts of their legacy systems by identifying and extracting business rules and automating the development of new application components that incorporate these business rules. The resulting legacy software components can be used in new composite applications spanning Web front-ends, Web application servers and mainframe databases and applications. Because the SEEC solution permits the incremental transformation of systems, it provides a lower cost and risk than wholesale transformation.

     SEEC Asera Solutions focus on rapidly creating composite application systems for insurance and manufacturing companies that enable flexible and efficient new Web-based business capabilities by integrating with existing information systems. The two solutions we currently offer are:

     - Value Chain Solution for Manufacturing. Large manufacturing companies typically have complex organizational structures with independent business units that have overlapping customer bases, suppliers and distributors but separate processes for sales, service, purchasing and supply management. These redundant processes drive up business costs and prevent companies from maximizing sales and revenue opportunities with their customers. The Asera Value Chain solutions provide configurable composite applications that streamline operations and enable new Web-centric, cross-enterprise business processes. These streamlined operations and new processes are based on immediate, consolidated access to a broad range of internal and external information, efficient communication, and closer collaboration across the value chain of customers, previously disconnected business units, external business partners and suppliers. These new business processes improve efficiency, reduce costs, increase customer loyalty, and help drive increased sales.

     - Integrated Customer Service for Insurance. Inefficient sales and service processes represent a huge cost for many insurance carriers. The primary difficulty lies in manual, time-consuming transaction processes and disconnected service channels (call centers, agents, Web sites) across different product lines. Asera Insurance automates and streamlines key sales and policyholder services across product lines and multiple service channels, including call centers, agents, distributors, and direct Web-to-consumer. We believe that, with Asera Insurance, carriers can consolidate and automate key processes and deliver self-service capabilities for agents and customers in less than six months without changing their existing policy, claims or other existing information systems.

SEEC SOFTWARE PRODUCTS

     SEEC Mosaic Products. The SEEC Mosaic product line is based on our core technologies for analyzing, maintaining, integrating and transforming host-based computer systems. It supports front-end Web applications and middleware that integrates existing host-based systems with a component-based Web architecture. We believe that our middleware software is unique in that it can be applied to generate Web interfaces or provide the middleware between existing Web front-ends and a host application. Our products have been designed to be easy to use and learn, allowing customers to rapidly train technical personnel and reduce training costs. Our products operate in a PC-based environment and are available in versions for Windows 95(R), Windows 98(R), and Windows NT(R).

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

     - The Application Analyst module of SEEC Mosaic Studio facilitates understanding of the business intent of complex COBOL applications for the planning and implementation of legacy transformation projects. This is accomplished by mining business rules embedded in legacy applications, generating system documentation and graphical views illustrating the structure, function, and interrelationships among application elements, and segmenting applications into logical work units for project planning and transformation purposes. Application Analyst features an object-oriented interface that allows drill-down property dialogs and context menus, business rule mining, data model displays for database definitions, graphical CRUD (Create, Read, Update, Delete) display, and CICS (Customer Information Control System) control flow display. Other features include program source display and annotation facilities, structure chart and logic displays, selective views, code walkthroughs, cross-reference displays, and display screens.

     - The SEEC RuleBase is a repository for business rules that have been extracted from legacy applications using the Application Analyst module of SEEC Mosaic Studio. Using a simple and intuitive interface, the SEEC RuleBase allows analysts to manage and manipulate the rules. It provides anchors to the relevant application components so that changes to the rules can be quickly translated into application changes. In addition to mined legacy business rules, the SEEC RuleBase can also be used to store domain rules created by business analysts. The SEEC RuleBase is integrated with the Application Analyst and Component Designer modules of SEEC Mosaic Studio in order to provide traceability from specification to implementation and to perform gap analysis between existing systems and new systems or industry models.

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

     - SEEC Mosaic Studio includes a Component Builder that automatically creates SEEC DataBeans(R) (EJB (Enterprise Java Beans) and also non-EJB components) that enable access and manipulation of existing databases (DB2, IMS, VSAM, Oracle, SQL Server). Each SEEC DataBean corresponds to an entity or a group of related entities as a composite DataBean in the legacy data model built with the Application Designer feature. SEEC DataBeans are deployed on a SEEC Mosaic Server on any J2EE (Java 2 Enterprise Edition) application server (such as BEA WebLogic(TM) or IBM WebSphere(TM)). The Component Builder enables interactive creation of database definitions through import from the Application Analyst and Application Designer, or by importing schema definitions from relational database systems. SEEC DataBeans are intended to allow for access and manipulation of the legacy database and provide a security framework to govern access and transaction control. The Component Builder is designed to be deployed on any J2EE-compliant application server, which provides component management and organization, and additional security.

     - The Component Builder-Host module of SEEC Mosaic Studio is used to rapidly connect existing host applications to the Web and to new component-based systems. It includes an easy-to-use development environment for generating thin clients, Web services and integration components (programmatic components) corresponding to existing business processes/functions and mapping to legacy applications. The Web clients and integration components use TN3270, TN3270-E, TN5250 and Telnet protocols to provide access to screen-based legacy applications residing on mainframe, midrange and UNIX-based computer systems. The Component Builder -- Host is also used to generate thin-clients for Web-enabling legacy transactions and for providing active integration between a legacy transaction and Web applications, without changing the legacy applications. The integration components can be deployed in a Microsoft (COM/C++) or J2EE environment (JavaBean/EJB).

     - SEEC Mosaic Server. SEEC Mosaic Server is the deployment architecture for thin clients and components developed using SEEC Mosaic Studio. SEEC Mosaic Server consists of enabling runtime software and the license to deploy SEEC Mosaic Clients or SEEC DataBeans developed with SEEC Mosaic Studio. SEEC Mosaic Server is available in three versions for deploying ASP/COM clients, which conform with the Microsoft COM standard, JSP clients, and EJB components. SEEC Mosaic Server runs in conjunction with popular Web or Java application server software on computers using Windows NT(TM), Sun Solaris(TM), and many other UNIX operating systems.

     SEEC Asera Products. The Asera product line is based on technology for developing flexible Web-based composite applications supporting new cross-enterprise business processes that integrate with and reuse existing back-end information systems and applications. It includes configurable software components (business components) for specific functions in insurance and manufacturing, a visual development environment for rapidly designing and developing Web-based composite applications, and a software server for deploying the Asera applications on industry-standard Web application servers such as IBM WebSphere(TM) or BEA Weblogic(TM). Applications built using the Asera products are highly configurable and adaptable, and are constructed to connect with other software applications or systems using Java, XML (eXtensible Markup Language) or Web services standards that are widely in use today. Unlike traditional software applications in which each element of the application system is tightly integrated with the others based on specific software protocols, Asera applications are based on a services-based architecture in which the application elements are loosely integrated based on open Web services standards. The modular, flexible design is intended to allow customers to implement Asera applications quickly, providing faster time-to-value.

     - Asera Commerce is a suite of business components for creating an automated Web-based order management system across business units, product lines and sales channels, commonly referred to as distributed order management. We believe it allows manufacturers to create a unified, streamlined order entry process that eliminates redundant order processes for different products, to rapidly consolidate product information in a unified online product catalog, to deliver personalized product information and sales offers to customers, and to give customers immediate, real-time product availability, pricing, and other sales, delivery and product-related information. Asera Commerce is used with the other Asera products and third party software to deliver a complete value chain solution for manufacturing. Additional Asera Commerce components are under development and are expected to be introduced in fiscal 2004.

     - Asera Supply Chain is a suite of business components for creating an automated Web-based supply management system across multiple internal business units and locations, and outside suppliers and trading partners. We believe it allows manufacturers to gain a more accurate view of inventory across their supply network, to immediately detect exceptions in parts or components availability that could affect production and delivery schedules, and to establish processes with suppliers for addressing exceptions as they occur. Asera Supply Chain is used with the other Asera products and third party software to deliver a complete distributed order management solution. Additional Asera Supply Chain components are under development and are expected to be introduced in fiscal 2004.

     - Asera Insurance is a suite of business components for creating an automated Web-based customer service system across insurance product lines and sales and service channels (agents, Web, call centers). We believe it allows insurance carriers to automate time-consuming manual processes (e.g. name and address changes, policy changes, claims and billing status), to eliminate redundant processes for different products, to rapidly consolidate customer and policy information across product lines, and to deliver personalized information and sales offers to customers, agents and service representatives. Asera Insurance is used with other Asera products and third party software to deliver a complete integrated customer service solution for insurance. The Asera Insurance components are under development, and are scheduled for release in July 2003.

     - Asera Studio is a visual software development environment for rapidly creating Web-based applications that combine new business components with existing legacy applications in a configurable, adaptable composite application system. Asera Studio is used to customize the Asera business components and to build new business components and applications. It is designed to reduce the amount of software coding that is required to build applications, and makes it easier to change the applications or extend them to new users. It includes tools for developing a Web portal framework that allows different groups of users to access information and business processes based on pre-defined rules (entitlement, personalization); tools for defining application workflows that combine functionality or data from new applications or external legacy systems; and tools for creating a business object model and integration framework that specifies how applications and data can be accessed within the system, making it easier to add new applications, or to change the legacy applications without impacting the Asera applications. Applications developed with Asera Studio are deployed on Asera Server, a deployment environment that runs on industry standard Web application servers from vendors such as IBM and BEA Systems.

     - Asera Server is the deployment architecture for Asera business components and applications developed using Asera Studio. It consists of enabling runtime software and services for running the Asera applications on Web application servers that comply with the Java2 Enterprise Edition (J2EE) standard, such as BEA WebLogic and IBM WebSphere.

TRAINING AND SERVICES

     We offer services and training as an integral part of our solutions. Services are typically provided in support of our product sales to help customers more effectively use our software products, or to deploy and customize our solutions and products at customer locations. Engagements may include end-to-end project services or project management services, delivered either at the customer location or off-site by project consultants based in our technical resource centers in Pittsburgh, PA; Redwood Shores, CA; London, England; and Hyderabad, India; depending upon the nature of the project and customer requirements. The service engagements may be offered on a fixed-price or on a time-and-materials basis.

     We may, from time to time, use subcontractors to provide some services to our customers. The use of subcontractors depends on specific services engagement requirements and the availability or area of expertise of our professional consultants. Subcontractors typically supplement our internal staff on services engagements and are supervised and paid by us.

     The following services are provided in support of SEEC Mosaic Studio:

     - Legacy Understanding and Business Rule Mining. Customers employ our legacy understanding and business rule mining capabilities to improve legacy application flexibility and reduce ongoing application maintenance costs, to harmonize and/or integrate multiple systems, and to assess current systems prior to replacement in order to identify gaps in functionality between existing systems and packages. In many cases, our consultants will help customers use SEEC Mosaic Studio to reverse-engineer the data and process models that underlie the customer's legacy code, identify and extract all relevant business rules associated with the applications, and generate comprehensive system documentation, including graphical views of data dependencies and interrelationships, and a record of current business logic traceable to specific lines of code in the system. This business rule documentation is designed to become a vital corporate asset in itself, and can be used in new system development, migration to ERP (Enterprise Resource Planning), CRM (Customer Relationship Management) or other products, or in revitalizing an existing system. The recovered data model and business rules are in a format that can be exported and reused in a number of different forward-engineering tools. This information can also be used with SEEC Mosaic Studio to more efficiently maintain and enhance current mainframe applications, before or while they are extended or transformed.

     - Web-Enablement and Legacy Integration Using Integration Components and Web Services. Using SEEC Mosaic Studio, our services teams can Web-enable current screen-based applications or build integration components and Web services that reuse legacy business rules, transactions and data in new component or Web services-based applications or business processes. (1) Web-enablement -- When time is of the essence, our consultants can build a thin-client Web interface to legacy applications and reengineer the front-end workflow without touching the legacy code. The Web clients can access the legacy system via popular Web servers running on Windows NT or a variety of UNIX systems. (2) Legacy Integration -- Many organizations need to give users access to multiple back-end applications, databases and transactions as part of a larger Web portal, business process automation or integration project. Our consultants can plan, develop and deploy SEEC integration components that provide access to the legacy systems. These components can be delivered as Web services, providing a highly reusable interface between the legacy database or application and any new component-based application, software package, or EAI (Enterprise Application Integration) product.

     - Legacy Software Components and Web Services Development. For customers that need to redeploy key business functions in a more flexible application architecture, our services teams can use SEEC Mosaic Studio to document the customer's existing system, including the data and process models, extract relevant business rules from the legacy code, and redevelop selected system elements in an EJB-based component architecture that integrates with remaining back-end applications and/or data using SEEC integration components. Rather than replacing the customer's existing system in whole, our approach focuses on building business components that re-implement valuable business and database logic in a more flexible and scalable system with less risk and at a fraction of the time and cost of a wholesale package replacement or custom redevelopment project. The process is applicable to migrating a single program or application or an entire legacy system, including databases, to a new Web-centric architecture.

     Training Services. We offer a variety of courses to train customers in applying SEEC's software products and methodologies, whether the goal is to implement new value chain applications using the Asera products, or to quickly Web-enable a single legacy application using SEEC Mosaic products. Our training courses allow customers' application developers to achieve rapid component and thin-client application development and deployment using SEEC Mosaic Studio.

CUSTOMER SUPPORT AND MAINTENANCE

     We offer customer support and maintenance for each of our products, which entitles the customer to receive technical support and advice, including problem resolution services, installation assistance, error corrections and any product upgrades and enhancements released during the maintenance contract period. Our standard license agreement does not require us to provide maintenance for any period of time and does not provide express or implied warranties for our product software. Maintenance and support services are provided primarily by telephone or by e-mail from our offices in or near Pittsburgh, PA; Redwood Shores, CA; London, England; and Hyderabad, India.

CUSTOMERS

     Our products and services are used by information systems departments of Fortune 1000 companies and similarly-sized business and governmental organizations, and by third-party service providers. Following is a partial list of current significant customers to SEEC, in terms of revenues:

IT Service Providers                        Insurance
--------------------                        ---------
Codelinks, LLC                              Bankers Life and Casualty Company
Cognizant Technology Solutions Corporation  Canada Life Limited
Computer Sciences Corporation               Nationwide Mutual Insurance Company
CTC Itochu Techno-Science Corp              Ohio Casualty Group
eJiva, Inc.                                 PEMCO Mutual Insurance Company
HCL Perot Systems
Hexaware Technologies Limited               Other
IBM Global Services India                   -----
IBM Corporation                             Bell Helicopter
Infosys Technologies, Ltd.                  BP (British Petroleum) Group Companies
Keane, Inc.                                 BT (British Telecom) Ignite Solutions
Mahindra -- British Telecom Ltd.            Defense Finance and Accounting Service
Mastek Limited                              DSM N.V.
Mitretek                                    Motorola
Nexgen Infosys                              N.V. STEEL24-7 S.A.
NIIT Limited                                Navy Federal Credit Union
Satyam Computer Services Ltd.               New York-Presbyterian Hospital
Wipro Technologies Ltd.                     Pacific Gas & Electric Co.
                                            SeeBeyond Technology Corporation
                                            Simon & Schuster
                                            Temple University

     Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. In fiscal 2003, Bankers Life and Casualty Company and DSM N.V. accounted for 26% and 11% of revenues, respectively, and four customers represented approximately 50% of our revenues. In fiscal 2002, Ohio Casualty Group and Computer Sciences Corporation accounted for 12% and 11% of sales, respectively, and six customers represented approximately 50% of our revenues. In fiscal 2001, while no single customer accounted for more than 10% of our revenues, ten customers represented approximately 50% of our revenues. For a breakdown of our revenues on the basis of geographic markets, see Note 6 to the Consolidated Financial Statements.

ACQUISITIONS

     On January 6, 2003, Asera, Inc., a Delaware corporation ("Asera"), transferred all of its assets to Sherwood Partners, Inc. ("Sherwood") in an assignment for the benefit of creditors transaction. Pursuant to an Asset Purchase Agreement dated January 8, 2003, we purchased from Sherwood the following assets it had acquired from Asera (the "Asset Acquisition"):

          (i) All cash and accounts receivable in excess of $650,000 in the aggregate;

          (ii) All equipment, machinery, computer hardware and software, materials, prototypes, tools, supplies, furniture and fixtures;

          (iii) All raw materials, work-in-process and finished goods inventory;

          (iv) All intellectual property;

          (v) Certain customer lists;

          (vi) Certain of Asera's contracts; and

          (viii) All advertising, marketing and promotional materials.

     In connection with the Asset Acquisition, we did not acquire from Sherwood certain of the assets of Asera including the capital stock or assets of Asera's wholly-owned subsidiaries, Asera Ltd. (UK), Asera GmbH (Germany) and Asera India (India), or any real property leases to which Asera or any of its subsidiaries is a party.

     Prior to the assignment for the benefit of creditors, Asera had developed and marketed order management and supply chain management solutions and a software platform for building flexible, composite applications that leverage existing enterprise software systems including Enterprise Resource Planning ("ERP") and other back-end packages.

     The Asera Asset Acquisition is intended to enhance our potential to realize improved long-term operating results and achieve a stronger financial position, primarily through increased revenue opportunities. In addition to expanding our customer base, thereby providing cross-selling opportunities with combined and comprehensive product offerings, the acquisition is intended to broaden our industry focus. The acquired product offerings have been marketed to resource industries (chemicals, energy, metals, etc.) and high technology manufacturing companies.

     The aggregate purchase of the Asera Asset Acquisition was approximately $6,500,000, consisting primarily of the following $3,684,000 of assumed indebtedness:

          (a) $1,065,000 of the secured indebtedness of Asera owing to Venture Lending & Leasing III, Inc., Third Coast Capital, Venture Banking Group, GATX Ventures, Inc. and Heller Financial Leasing, Inc.;

          (b) $506,000 of the secured indebtedness of Asera owing to Comdisco Ventures, Inc.; and

          (c) $2,113,000 of the secured indebtedness of Asera owing to KPCB Holdings, Inc., as representative and collateral agent ("KPCB"), and certain other lenders (the "Bridge Lenders").

     The aggregate purchase also includes $1,379,000 of deferred maintenance obligations assumed by us and approximately $1,232,000 of transaction costs (audit, legal, appraisal, etc.). The deferred maintenance represents obligations to provide support and software enhancements to certain customers over the terms of individual maintenance contracts, for which the customers had paid Asera prior to the Asset Acquisition. We will recognize the deferred revenue ratably over the remaining terms of the contracts. We also agreed to deliver from time to time, and in its sole and absolute discretion, cash to Sherwood for the purpose of paying certain unsecured creditors of Asera. Under no circumstances would the amount to be paid by us under this agreement exceed $500,000. The actual amount paid under this provision during the year ended March 31, 2003 was $107,150.

     As further consideration for the purchased assets, we agreed to issue to Sherwood, for the benefit of unsecured creditors of Asera, a warrant to purchase an aggregate of 20,000 shares of our common stock. The issuance of the warrant is subject to the satisfaction of certain specified conditions including, without limitation, the approval of our shareholders. We have agreed to use our best efforts to register the shares for resale under the Securities Act.

SALES, MARKETING AND DISTRIBUTION

     We market and sell our products and services directly through our direct sales force and indirectly through our partners. To support our sales efforts, we utilize media advertising and direct mail campaigns supported by telemarketing and promotion through trade articles and trade shows. In addition, we enter into partnering arrangements with companies such as Satyam Computer Services, Ltd. and Infosys Technologies, Ltd. These partners utilize our solutions and software products in connection with their system transformation engagements. We have granted several organizations the non-exclusive right to market our products. In North and South

America, we sell and support our products and services from our Pittsburgh, PA headquarters, our Redwood Shores, CA facility, and regional sales offices. Sales and support services are provided in Europe through our wholly-owned subsidiary, SEEC Europe Limited ("SEEC Europe"), based in London, England. We sell and support our products and services in the Asian and Pacific Rim markets through our wholly-owned subsidiary, SEEC Technologies Asia Private Limited ("SEEC Asia"), based in Hyderabad, India.

     As of March 31, 2003, we had 23 employees engaged in sales and marketing. Sales to customers outside of the United States represented 34%, 32%, and 32% of our total revenues in fiscal 2003, 2002, and 2001, respectively.

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

COMPETITION

     The market for our enterprise solutions and software products is intensely competitive and is characterized by rapid change in technology and user needs and by the frequent introduction of new products. Our principal competitors in the legacy evolution solutions market include IBM, Micro Focus International Ltd., Netron Inc. and Relativity Technologies, Inc. In the market for Asera Insurance and Value Chain solutions, competitors include SAP AG, DWL Incorporated, HAHT Commerce, Inc., and Click Commerce, Inc.

     We believe that the principal factors affecting competition in our markets include product performance and reliability, product functionality, ease of use, training, ability to respond to changing customer needs, quality of support, and price. We believe that we compete favorably in this market based on these factors. However, in particular cases, our competitors may offer enterprise solutions with functionality that is sought by our prospective customers and which differs from that offered by us. Several of our customers have also in the past, and may in the future, distribute products in pilot programs at below-market prices or even at no cost.

     Additionally, many of our competitors are more established, benefit from greater name recognition and have significantly greater financial, technical and marketing resources and larger installed customer bases than us. We may not be able to compete successfully against current and future competitors. In addition, our current and future competitors may develop products comparable or superior to those developed by us or adapt more quickly than us to new technologies, evolving industry standards or customer requirements. Increased competition could result in price reductions, reduced margins and loss of market share, any or all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

     Other than technical expertise, there are no significant proprietary or other barriers to entry that could prevent potential competitors from developing or acquiring similar software products or providing competing solutions in the market.

RESEARCH AND DEVELOPMENT

     We have historically developed our software solutions both independently, through our research and development team, and through the acquisition or licensing of technology such as our recent acquisition of certain assets of Asera.

     We intend to continue to enhance our current products and to develop, acquire, or license new products or technology to keep pace with evolving industry standards and technological developments, and to provide additional functionality to address changing customer needs. This may require, among other things, that we build interfaces with third-party products.

     As of March 31, 2003, we had 46 employees engaged in product development, including 23 employees of SEEC Asia. During fiscal 2003, 2002 and 2001, research and development expenditures were $1,824,000,

$1,633,000, and $1,799,000, respectively. We anticipate that we will continue to commit substantial resources to research and development in the future.

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

     SEEC Application Analyst(R), SEEC Application Designer(R), SEEC DataBean(R) and SEEC's name and logo are registered marks of the Company. Applications for U.S. and certain foreign registrations of the marks SEEC Mosaic(TM), and Asera(TM) are pending.

EMPLOYEES

     As of March 31, 2003, we had 122 employees worldwide, including 23 in sales and marketing, 46 in research and development, 12 in customer support, 25 in professional services and 16 in corporate operations and administration. Seventy-three employees are located in the United States, and 36 and 13 employees are located in India and the U.K., respectively. Our continued success will depend, in part, upon our ability to hire and retain key senior management and skilled technical, professional services and sales and marketing personnel. The market for qualified personnel has historically been, and we expect that it will continue to be, intensely competitive. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

WEB SITE POSTINGS

     We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission available to the public free of charge through our website as soon as reasonably practicable after making such filings. Our website can be accessed at the following address: www.seec.com. The information found on our website or that may be accessed through our website is not a part of this report and is not incorporated herein by this reference.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Set forth below and elsewhere in this annual report on Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report on Form 10-K.

OUR SUCCESS WILL DEPEND UPON OUR ABILITY TO SUCCESSFULLY MANAGE SIGNIFICANT CHANGES IN OUR BUSINESS.

     Over the last two fiscal years, we have experienced significant changes in our business, including the development of new products and solutions, the targeting of new markets, significant fluctuation in our revenues and expenses and the contraction of our operations. In completing the Asera asset acquisition in January 2003, we have expanded our product and industry focus and, consequently, we expect these changes to be more pronounced. These changes have placed, and are expected to continue to place, significant demands on our management, operational and financial resources. If we fail to successfully manage these significant changes, or if such changes fail to result in increased sales of our products, our future revenue, net income and prospects for our business will be materially and adversely affected.

WE HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

     We incurred a net loss of $4.2 million for the year ended March 31, 2003, and we have incurred net losses in each of the past 17 quarters. In addition, since Asera began operations, it incurred substantial net losses. As a result of ongoing operating losses, Asera had an accumulated deficit of $206 million prior to the Asera asset acquisition. We expect to incur significant expenses in connection with the integration of Asera's assets into our business and the continued expansion of this business. As a result, the business will need to generate significant revenues to achieve and maintain profitability. We cannot predict whether our business will achieve or sustain profitability in any future period.

WE MAY EXPERIENCE A SHORTFALL IN REVENUE IN ANY GIVEN QUARTER, WHICH COULD CAUSE THE MARKET PRICE OF OUR SECURITIES TO DECLINE.

     Our revenue is difficult to forecast and is likely to fluctuate from quarter to quarter due to many factors outside of our control. We also believe that period-to-period comparisons of our quarterly operating results are not necessarily meaningful and that, as a result, these comparisons should not be relied upon as indications of our future performance. Any significant revenue shortfall could cause the market price of our securities to decline. Factors that could affect our revenue include, but are not limited to:

     - the budgeting and purchasing practices of our customers, which affect the volume and timing of product orders and solution engagements that we receive;

     - the timing or the announcement and introduction of new products and product enhancements by us and our competitors;

     - market acceptance of new products;

     - the mix of direct and indirect sales;

     - the mix of license fee and services revenues;

     - the mix of training and consulting services within services revenues;

     - the number and timing of new hires;

     - the loss of any key sales, marketing or professional services personnel;

     - the length of our sales cycles;

     - competitive conditions in the industry; and

     - general economic and political conditions.

WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONLY A FEW CUSTOMERS, AND THE LOSS OF OR REDUCTION IN THE SALES TO ANY OF THESE CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     In fiscal 2003, we had two customers accounting for 26% and 11% of revenues, and four customers representing nearly 50% of our revenues. If any of these customers were to reduce purchases of our products and services, our revenues would be adversely affected unless we were able to substantially increase sales to other customers. Some of these customers have recently announced that their own business is slowing, which could adversely affect their demand for our products and services. We do not have a contract with any of these customers that requires the customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that customers will continue to purchase our products or services at current levels. See Note 6 to the Consolidated Financial Statements.

OUR BUSINESS IS CHARACTERIZED BY RELATIVELY LARGE PROJECTS. THE FAILURE TO RECEIVE ANY LARGE ORDERS IN A GIVEN QUARTER COULD MATERIALLY AND ADVERSELY AFFECT OUR OPERATING RESULTS FOR THAT QUARTER, WHICH COULD CAUSE THE MARKET PRICE OF OUR SECURITIES TO DECLINE.

     As is common for the software industry as a whole, we have typically recognized a significant portion of our license revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of a quarter, due to historical trends in which software customers make purchases. As a result, license fee revenue in any quarter is substantially dependent on orders booked and delivered in the last month and last week of that quarter. Further, our business is characterized by significant customer concentration and relatively large projects. We have historically operated with little or no backlog and, as a result, our revenues for a particular quarter are generally dependent on orders received during that quarter, including large orders. The failure to receive a large order in a given quarter could materially and adversely affect our operating results for that quarter. Our expenses are largely based upon anticipated revenue levels and planned projects, and in the short term, it is unlikely that we would be able to adjust spending to compensate for any unexpected shortfall in revenues. Accordingly, the timing of product deliveries or delivery of services, or the level of progress on certain customer solution engagements, could cause variations in operating results from period to period and could result in quarterly losses if software deliveries are not made, if services delivery is delayed, or if sufficient progress is not achieved on customer solution engagements within the quarter anticipated. Due to the foregoing factors, our operating results in some future quarters could be below the expectations of investors. In the event that operating results are below expectations, operating results or financial condition, the price of our common stock would likely be materially and adversely affected.

CURRENT AND FUTURE DEMAND FOR OUR PRODUCTS AND SOLUTIONS IS UNCERTAIN, AND THE FAILURE TO ACHIEVE GROWTH IN SUCH DEMAND WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

     We have focused a significant portion of our business strategy on the development, marketing and sale of products and solutions to the insurance industry. Since the Asera asset acquisition, we have expanded these efforts to include the manufacturing and process industries. Although we believe that the markets for our products and solutions will grow, there can be no assurance that these markets will develop to the extent that we anticipate. The lack of increased demand for our products and solutions or an increase in competition in the market for our products and solutions would have a material adverse effect on our operating results and financial condition In order to achieve sustained growth, we must successfully market our new products and solutions. There can be no assurance that we will be successful in generating revenues sufficient to achieve profitable operations or sustained profitability.

WE MAY BE UNABLE TO ADDRESS TECHNOLOGICAL CHANGES AND CUSTOMER REQUIREMENTS OR DEVELOP NEW PRODUCTS AND SOLUTIONS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO SUCCESSFULLY COMPETE.

     The markets for our enterprise solutions are susceptible to rapid changes due to technology innovation, evolving industry standards, changes in customer needs and frequent new product introductions. Our future success will depend, in large part, on our ability to enhance our current products and develop or acquire new products to keep pace with the constantly evolving standards and technological developments of the software industry, and on our ability to provide additional functionality to address changing customer needs. We will need to use leading technologies effectively, continue to develop our technical expertise and enhance our existing products or introduce new products on a timely basis to compete successfully in these markets. We may not be successful in achieving these business requirements. In addition, we cannot assure you that such products or enhancements will meet the requirements of the marketplace or achieve market acceptance. Further, there can be no assurance that new technologies will not be developed by our competitors or other third parties that render our products and solutions obsolete.

TO BE SUCCESSFUL WE MUST EFFECTIVELY COMPETE IN AN INTENSELY COMPETITIVE MARKET.

     The market for our software products and solutions, including the additional products and solutions acquired in the Asera asset acquisition, is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products and solutions. Many of our existing competitors are more established, benefit from greater name recognition, have a larger installed customer base and have substantially greater financial, technical and marketing resources than we do. In addition, the companies with whom we have strategic relationships may elect to develop products or services which compete with our products or services. We believe that the principal factors affecting competition in our markets include product performance and reliability, product functionality, ease of use, training, ability to respond to changing customer needs, quality of support, and price. Other than technical expertise, there are no significant proprietary or other barriers to entry that could keep potential competitors from developing or acquiring similar products or providing competing solutions in our market. Growing competition may result in reduced revenues and gross margins and loss of market share, any one of which could have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE ASERA'S ASSETS WITH OUR BUSINESS, WE MAY NOT REALIZE THE FINANCIAL AND STRATEGIC GOALS THAT WERE CONTEMPLATED AT THE TIME OF THAT TRANSACTION.

     We may not be successful in integrating the assets and operations of Asera that we acquired in the Asera asset acquisition with our operations. Integrating these operations and personnel with our own will be a complex process. We must successfully integrate services delivery, sales and marketing, research and development, administration, customer service, and management information systems. In addition, we must retain key employees, customers and business partners of both companies. The difficulties, costs and delays that could be encountered may include:

     - unanticipated issues in integrating the information, communications and other systems;

     - negative impacts on employee morale and performance as a result of job changes and reassignments;

     - difficulties integrating personnel with disparate business backgrounds and corporate cultures;

     - difficulties attracting and retaining key personnel;

     - loss of customers, including Asera customers;

     - difficulties in incorporating acquired technologies and rights into products and services offerings;

     - disruption of customer service;

     - longer sales cycles and product implementations;

     - unanticipated incompatibility of systems, procedures and operating methods; and

     - unanticipated costs of terminating or relocating facilities and operations.

     In addition to these risks, the attention and effort devoted to the integration of the two companies significantly diverts management's attention from other important issues, and could cause the disruption of, or a loss of momentum in, the activities of our business or the impairment of relationships with customers and business partners. If we are unsuccessful in addressing these risks, we will not realize the benefits expected from the Asera asset acquisition, which could cause our revenue and operating income to fluctuate and fail to meet expectations.

WE MAY LOSE KEY PERSONNEL, CUSTOMERS AND BUSINESS PARTNERS ACQUIRED IN THE ASERA ASSET ACQUISITION, WHICH COULD ADVERSELY IMPACT OUR BUSINESS, FINANCIAL RESULTS AND PROSPECTS.

     One of the principal benefits which we anticipated in the Asera asset acquisition was the expanded customer and partner base. However, customers and partners of Asera may elect not to maintain business relationships with us. If we are unable to maintain these business relationships, we will not receive many of the expected benefits from the Asera asset acquisition, which will materially and adversely affect our business.

     For example, in April 2003, one of Asera's customers and partners, E2open LLC, sued us in the United States District Court, Northern District of California asserting claims of misappropriation of trade secrets, common law misappropriation, conversion, unfair competition and declaratory relief based upon the allegation that SEEC wrongfully came into possession of certain design specifications belonging to E2open when SEEC acquired the Asera assets. E2open sought a preliminary injunction to enjoin SEEC from disclosing any of E2open's alleged trade secrets and to enjoin the sale of SEEC's supply chain management products that had been derived from E2open's alleged trade secret. E2open further claimed that all contracts between Asera and E2open were otherwise terminated. On June 17, 2003, the district court denied in part and granted in part E2open's motion. The court held that SEEC could not possess or disclose E2open's alleged trade secrets. However, the court denied the remainder of E2open's motion, ruling that SEEC was entitled to continue distributing its supply chain management product. In a separate action, on May 19, 2003, SEEC brought a claim before the American Arbitration Association against E2open for payments owed under the Software License Agreement that SEEC assumed from Asera. SEEC believes that the allegations against it are without merit and intends to defend the litigation and prosecute the arbitration vigorously. However, we cannot predict the ultimate outcome of these actions, and an adverse outcome to the litigation could have a material adverse effect on our business, operating results and financial condition. Even if SEEC is entirely successful in defending this lawsuit or prosecuting this arbitration, SEEC may incur significant legal expenses, and SEEC's management may expend significant time in the defense.

     Another principal benefit of the Asera asset acquisition was the expanded sales, marketing and technical personnel of Asera, particularly Asera's direct sales force. We may be unable to successfully retain those Asera employees that we have sought to employ. For example, we were unsuccessful in retaining most of Asera's former sales force in the United Kingdom and are attempting to recruit replacement sales personnel. If we are unsuccessful in our efforts to timely recruit suitable replacements, our ability to generate revenues in the United Kingdom and the other geographic areas previously served by that sales force may be impaired.

WE MAY HAVE LIMITED RECOURSE AGAINST ASERA AND/OR SHERWOOD PARTNERS IN THE EVENT THAT THE ASSETS WE ACQUIRED ARE IMPAIRED.

     Because the asset purchase agreement for the Asera asset acquisition was with Sherwood Partners, as an assignee for the benefit of Asera's creditors, rather than with Asera, we did not receive many of the protections customarily afforded acquirers in more typical asset purchase transactions. For example, since Sherwood Partners served solely in a fiduciary capacity for the Asera creditors, it had no experience with the assets, properties and business of Asera. Therefore, we received few representations and warranties from Sherwood Partners, and the Asera assets were conveyed to us on an "as is" basis (in other words, without warranties). In addition, we do not have contractual privity with Asera and therefore have no direct contractual recourse against Asera. We would therefore have limited or no recourse if any of the assets purchased in the Asera asset acquisition are impaired.

WE MAY BE FORCED TO REPAY THE BRIDGE DEBT WE ASSUMED IN CONNECTION WITH THE ASERA ASSET ACQUISITION, WHICH COULD ADVERSELY AFFECT OUR CASH POSITION.

     As partial consideration for the Asera asset acquisition, we assumed approximately $2.1 million (plus accrued interest) of senior secured debt of Asera owed to Asera's bridge lenders, including KPCB Holdings, Inc. ("KPCB"). KPCB holds approximately 95% of the bridge debt. Pursuant to a consent and agreement dated January 8, 2003, we agreed with the bridge lenders that, subject to certain conditions, including the approval of our shareholders, all of the bridge debt (including accrued interest) would convert into (i) 1,646,129 shares of our common stock and (ii) the right to receive, under certain circumstances, an aggregate of $301,782 in cash. If such shareholder approval is not obtained by August 15, 2003, the bridge indebtedness (including accrued interest of approximately $126,000 to that date) would become due and payable. Payment of the bridge debt in full would adversely affect our cash position.

A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK MAY BE SOLD INTO THE MARKET IN THE NEAR FUTURE, WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY.

     The combination of our recent issuances and proposed issuances of common stock and rights to acquire common stock, together with various registration rights we have granted, may cause a significant number of shares to be sold into the open market, which could cause downward pressure on our stock price.

KPCB AND ITS AFFILIATES HAVE, AND WILL CONTINUE TO HAVE, SIGNIFICANT INFLUENCE OVER OUR COMPANY, WHICH COULD HAVE THE EFFECT OF DELAYING, PREVENTING OR CAUSING A CHANGE OF CONTROL.

     KPCB, together with its affiliates, holds approximately 1,205,354 shares of our common stock and is our single largest shareholder. Vinod Khosla, a member of our board of directors, is a partner of Kleiner Perkins Caufield & Byers, an affiliate of KPCB. We are currently seeking shareholder approval for the issuance of additional shares of our common stock upon conversion of certain bridge debt owing to certain bridge lenders, including KPCB, as well as the issuance of certain consulting warrants to KPCB (see Note 13 to the Consolidated Financial Statements). If these matters are approved by our shareholders and other conditions to these issuances are satisfied, KPCB (and its affiliates) would beneficially own upon conversion of the bridge debt 2,763,802 shares of our common stock. Based on the 7,319,992 shares of our common stock outstanding as of June 26, 2003, plus the shares issued to KPCB upon conversion of the bridge debt, this would represent approximately 30.8% of our common stock then outstanding. In addition, if the revenue targets contained in the consulting warrants are attained and KPCB (and its affiliates) elected to exercise all of these consulting warrants, KPCB (and its affiliates) could beneficially own up to 5,263,802 shares of our common stock, representing approximately 45.9% of our common stock then outstanding (including the shares issued in the bridge conversion and upon the full exercise of the consulting warrants). This existing and potential concentration of voting power held by KCPB could have the effect of delaying, preventing or causing a change in control. The interests of KPCB and its affiliates may also conflict with the interests of the other holders of our common stock.

WE MAY MAKE ADDITIONAL ACQUISITIONS, WHICH MAY PRESENT US WITH NEW AND SPECIAL RISKS, INCLUDING THE ASSUMPTION OF UNDISCLOSED LIABILITIES OF ANY ACQUIRED COMPANIES, THE FAILURE TO ACHIEVE ANTICIPATED BENEFITS SUCH AS COST SAVINGS AND SYNERGIES, AS WELL AS THE DIVERSION OF MANAGEMENT'S ATTENTION DURING THE ACQUISITION AND INTEGRATION PROCESS.

     In addition to the Asera asset acquisition, we may acquire other businesses, products, and technologies to enhance and expand our line of enterprise solutions and to expand our customer base. We may be unable to identify, acquire, or profitably manage additional businesses or successfully integrate any acquired businesses without substantial expenses, delays, or other operational or financial problems. Acquisitions involve a number of special risks and factors, including increased competition for attractive acquisition candidates in our markets, difficulties with the technological enhancement and incorporation of acquired products into existing product lines and services, problems assimilating the operations and personnel of the acquired companies, failure to retain key personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies and the failure to achieve anticipated benefits such as cost savings and synergies. Some or all of these special risks and factors could disrupt our ongoing business, distract management and employees, increase expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders. In addition, the accounting treatment for any acquisition transaction may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations.

OUR BUSINESS CREATES THE POTENTIAL FOR PRODUCT LIABILITY, WHICH MAY ULTIMATELY LEAD TO PROTRACTED AND EXPENSIVE LEGAL PROCEEDINGS.

     Our software products and solutions are often utilized to perform reengineering functions on mission-critical components of our customers' information systems. The programs and data contained in these systems are often necessary for the continuation of the customer's business and are critical to the operations and financial performance of the customer. Any failure of these systems could have a material adverse effect upon our customers and could result in a claim for substantial damages against us, regardless of our responsibility for such failure. In connection with the license of our products and the sale of our services, we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes or omissions. Despite this precaution, these limitations of liability may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we maintain general liability insurance coverage with limits of $1 million per occurrence and $1 million aggregate coverage, and excess liability insurance coverage with limits of $6 million per occurrence and $6 million aggregate coverage. However, we can provide no assurance that this coverage will continue to be available on acceptable terms, or at all, or will be sufficient to cover one or more large claims. Alternatively, our insurers might disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverages, or changes in our insurance policies, such as premium increases or the imposition of large deductible or co-insurance requirements, could materially and adversely effect our operating results and financial condition.

OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND OUR DIRECT SALES FORCE.

     Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and managing sufficient direct sales personnel. Although we are currently investing, and plan to continue to invest, significant resources to develop and expand our direct sales force, we have at times experienced, and may continue to experience, difficulty in recruiting qualified personnel for our direct sales force. Any failure to expand our direct sales force or network of partners could have a material adverse effect on our business, operating results and financial condition.

OUR GROWTH MAY BE LIMITED IF WE FAIL TO BUILD OUR INDIRECT SALES CHANNEL.

     Indirect sales channels accounted for approximately 17% of our total revenue in fiscal 2003. We have established relationships with a limited number of resellers and systems integrators and consultants. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in expanding our network of partners that utilize or market our products. Even if we are able to expand our network of partners, our agreements with these partners are generally non-exclusive, and some may be terminated by either party without cause. Our partners are not within our control, are not obligated to purchase products from us, and may also offer their own product lines and solutions or represent or refer product lines or solutions offered by our competitors. These partners may not continue their current relationships with us, or may give higher priority to the sale or referral of other products or solutions, including products or solutions of our competitors. A reduction in sales efforts or discontinuance of sales or referrals of our products by partners could lead to reduced sales and could materially and adversely affect our business, operating results and financial condition.

     Our strategy of marketing our products directly to end users and indirectly through partners may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect sales channels and, to the extent that partners target the same customer, such partners may come into conflict with each other. These channel conflicts could materially and adversely affect our relationships with our customers or partners, or our ability to attract additional partners.

IF WE ARE UNABLE TO MAINTAIN OR EXPAND OUR STRATEGIC RELATIONSHIPS, WE MAY BE UNABLE TO GROW OUR BUSINESS.

     We have, and prior to its assignment for the benefit of creditors, Asera had, established strategic relationships with a number of organizations that we believe are important to our worldwide sales, marketing and support activities. Our relationships with our partners such as Satyam Computer Services, Ltd., NIIT, Infosys

Technologies, Ltd. and Accenture expand the distribution of our products. There can be no assurance that our partners, many of which have significantly greater financial and marketing resources than we do, will not develop or market software products which compete with our products in the future, or will not otherwise discontinue their relationships with or support of us. Our failure to maintain our existing relationships or to establish new relationships in the future could have a material adverse effect on our business, operating results and financial condition.

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

OUR DEPENDENCE ON OFFSHORE SOFTWARE DEVELOPMENT COULD CREATE PROBLEMS FOR US IF ADVERSE DEVELOPMENTS IN INDIA SHOULD OCCUR.

     A significant element of our business strategy is to continue to leverage our investment in SEEC Asia, which is located in Hyderabad, India. We believe that the use of this offshore software development center will provide us with a potential cost advantage over some of our competitors. In the past, India has experienced significant inflation and other economic difficulties and has been subject to significant currency fluctuations. The Indian government has exercised, and continues to exercise, significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have a material adverse effect on private sector entities. During the past several years, India's government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development industry. Certain of those benefits which have directly affected us include, among others, tax holidays, liberalized import and export duties, and preferential rules concerning foreign investment and repatriation. Despite these benefits, however, India's central and state governments remain significantly involved in the Indian economy as regulators. The elimination of any of these benefits could have a material adverse effect on our business, operating results and financial condition. Further, we may be materially and adversely affected by future changes in inflation, interest rates, currency valuation, taxation, social stability or other political, economic or diplomatic developments in or affecting India.

INTERNATIONAL MARKETS POSE COMPLEX MANAGEMENT, FOREIGN CURRENCY, LEGAL, TAX AND ECONOMIC RISKS FOR OUR BUSINESS WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     In fiscal 2003, 2002, and 2001, 34%, 32%, and 32%, respectively, of our revenues were from international customers. We expect to continue to derive a significant percentage of our revenues from international sources. We have operations in the United Kingdom and India, and may expand our operations in other international markets. As a result, we will be subject to a number of risks, including, among other things, difficulties in administering our business globally, managing foreign operations, currency fluctuation, restrictions against the repatriation of earnings, export requirements and restrictions, and multiple and possibly overlapping tax structures. In addition, we may from time to time experience a decrease in sales in certain foreign countries as a result of general economic conditions in such countries. The realization of any of these risks could materially and adversely affect our operating results and financial condition.

     In addition, acceptance of our products in certain international markets may require extensive, time-consuming and costly modifications to our products to localize the products for use in particular markets. Any earnings generated in countries other than the United States may be permanently invested outside the United States, or may be subject to considerable taxation if repatriated to the United States. We may incur significant costs in foreign currencies to enhance our marketing, sales and distribution in other countries. Accordingly, as a result of currency fluctuations, the translation of foreign currencies into U.S. dollars for accounting purposes could adversely affect our operating results. Historically, our foreign currency translation adjustments have not been significant.

ACTS OF WAR OR TERRORISM COULD ADVERSELY AND MATERIALLY AFFECT OUR BUSINESS AND OPERATIONS BY DAMAGING OR DISRUPTING US, OUR SUPPLIERS, STRATEGIC PARTNERS OR CUSTOMERS, OR CREATING INSTABILITY.

     The September 11, 2001 terrorist attacks on the United States created immediate significant economic and political uncertainty. The long-term effects of such attacks on the world economy and our business are unknown, but could be material to us. Further terrorist acts or acts of war, whether in the United States or abroad, including recent events in the Middle East, could cause damage or disruption to us, our suppliers, strategic partners or customers, or could create political or economic instability, any of which could have a material adverse effect on our business. Particularly, escalated tensions between India and Pakistan pose an increased risk to our software development and sales operations in India, which could be disrupted in the event of the outbreak of war between the two countries.

WE DEPEND ON KEY PERSONNEL AND OUR LOSS OF ONE OR MORE OF THEM COULD ADVERSELY AND MATERIALLY AFFECT OUR BUSINESS BY DISRUPTING OUR ONGOING OPERATIONS.

     Our success will depend, in part, upon our ability to hire and retain key senior management. We hired other key personnel in connection with our Asera asset acquisition. The loss of key personnel can result in significant disruption to our ongoing operations, and new key personnel must spend a significant amount of time learning our business and our systems, in addition to performing their regular duties. We have employment agreements with certain key employees. However these agreements cannot prevent their departure. If we are unable to hire and retain qualified personnel, our business and prospects will be materially and adversely affected.

IF WE ARE UNABLE TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL, WE MAY BE UNABLE TO GROW OUR BUSINESS.

     The market for qualified personnel has historically been, and we expect that it will continue to be, intensely competitive, and the process of locating and hiring qualified personnel can be difficult, time-consuming and expensive. Our strategic plan requires continued hiring of highly skilled technical, professional services and sales and marketing personnel. Failure to successfully attract, hire, assimilate and retain qualified personnel could limit the rate at which we develop new products and generate sales, which could have a material adverse effect on our business, prospects and results of operations.

     Some of our information technology professionals in the U.S. are citizens of India, with most of them working in the U.S. under H-1B temporary visas. Under current law, there is a statutory limit on new H-1B visas that may be issued in a given year. If we are unable to obtain H-1B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results, and financial condition could be materially and adversely affected. On October 17, 2000, the "American Competitiveness in the Twenty-First Century Act" (the "Act") was signed into law, and the annual H-1B visa quota for each of the years 2001, 2002 and 2003 was increased to 195,000. The annual quota reverts to 65,000 in fiscal year 2004. In addition, certain provisions of the Act make it likely that there will not be any H-1B "black out periods" as there have been in the past. However, the Act now permits permanent resident applicants to change employers under certain conditions, which could adversely impact employee retention rates among our non-citizen/non-permanent resident consultants.

OUR INTELLECTUAL PROPERTY MAY BE MISAPPROPRIATED OR SUBJECT TO CLAIMS OF INFRINGEMENT, WHICH COULD LEAD TO SIGNIFICANT LEGAL COSTS AND REQUIRE OUR MANAGEMENT TO DIVERT TIME FROM OUR BUSINESS OPERATIONS.

     As is typical of the software industry, our success is heavily dependent upon our proprietary technology. We regard our enterprise solutions and software products as proprietary and attempt to protect them under a combination of copyright, trade secret and trademark laws, as well as by contractual restrictions on employees and third parties. Despite these precautions, it may be possible for unauthorized parties to copy our software or to reverse-engineer or otherwise obtain and use information we regard as proprietary. We have no patents, and existing trade secret and copyright laws provide only limited protection. Certain provisions of our license and distribution agreements, including "shrink-wrap" license agreements, which include provisions protecting against unauthorized use, duplication, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions, and we are sometimes required to negotiate limits on these provisions. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software exists, software piracy is expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. Certain third parties may have the right to be provided with access to the source code for certain of our products under a source code escrow agreement with safeguards. Such access to source code may increase the possibility of misappropriation or misuse of our software. Our close relationship with certain third-party service providers increases the risk that such providers may attempt to use our proprietary products and methodologies to develop their own solutions that compete with ours. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps that we have taken will be adequate to deter misappropriation of proprietary information, or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

SOME MAY CLAIM THAT WE INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN COSTLY LITIGATION OR REQUIRE US TO REENGINEER OR CEASE SALES OF OUR PRODUCTS.

     We believe that our products do not infringe upon the intellectual property rights of others and that we have all rights necessary to use the intellectual property employed in our business. However, we have not performed patent searches for all of the technologies encompassed in our products. Third parties may in the future claim that our current or future products infringe their proprietary rights. For example, one of Asera's customers and partners whose contracts with Asera we assumed has informed us that it believes the Asera asset acquisition caused those contracts to terminate and that our license to use its intellectual property in one of the former Asera product offerings has terminated. This claim or any other claim of infringement, with or without merit, could result in costly litigation or require us to reengineer or cease sales of our products, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects. Infringement claims could also require us to enter into royalty or licensing agreements. Licensing agreements, if required, may not be available on terms acceptable to us, or at all.

OUR STOCK PRICE IS VOLATILE, WHICH MAY RESULT IN SIGNIFICANT LOSSES TO OUR SHAREHOLDERS.

     The market prices of technology companies, including SEEC, have been highly volatile and the value of any investment in our common stock may fluctuate. The market price of our common stock is likely to continue to be highly volatile and may increase or decrease significantly as a result of factors such as:

     - actual or anticipated fluctuations in our operating results, and general conditions in the computer hardware and software industries;

     - announcements of new products, technological innovations or new contracts by us or by our competitors;

     - developments with respect to patents, copyrights or proprietary rights;
       and

     - general economic, market or political conditions.

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

ITEM 2.  PROPERTIES

     Our principal facilities consist of our primary headquarters office located in the greater Pittsburgh, PA metropolitan area, consisting of approximately 8,000 square feet of office space, and a secondary facility located in Redwood Shores, CA, consisting of approximately 11,800 square feet of office space. Both of these locations include administrative, research and development, customer support, and sales and marketing facilities. The Pittsburgh lease agreement expires in October 2007, and the Redwood Shores lease agreement expires in January 2005. In addition, we lease sales offices located in or near Chicago, and New York. We also lease office space near London, England for our European operations and in Hyderabad, India for our Asian operations. We will continue to periodically assess our requirements regarding location, size, and types of facilities. We believe that we will be able to obtain suitable additional space as needed.

ITEM 3.  LEGAL PROCEEDINGS

     In April 2003, SEEC was sued by E2open LLC in the United States District Court, Northern District of California. E2open asserted claims of misappropriation of trade secrets, common law misappropriation, conversion, unfair competition, and declaratory relief, based upon the allegation that SEEC wrongfully came into possession of certain design specifications belonging to E2open when SEEC purchased substantially all of the assets of Asera, Inc. from Sherwood Partners, Inc. E2open sought a preliminary injunction to enjoin SEEC from disclosing any of E2open's alleged trade secrets and to enjoin the sale of SEEC's supply chain management product that had been derived from E2open's alleged trade secret.

     On June 17, 2003, the district court denied in part and granted in part E2open's motion. The court held that SEEC could not possess or disclose E2open's alleged trade secrets. However, the court denied the remainder of E2open's motion, ruling that SEEC was entitled to continue distributing its supply chain management product.

     In a separate action, on May 19, 2003, SEEC brought a claim before the American Arbitration Association against E2open for payments owed under the Software License Agreement SEEC that assumed from Asera.

     SEEC believes that the allegations against it are without merit and intends to defend the litigation and prosecute the arbitration vigorously. However, there can be no assurance as to the ultimate outcome of these actions, and an adverse outcome to the litigation could have a material adverse effect on our business, operating results and financial condition. Even if SEEC is entirely successful in defending this lawsuit or prosecuting this arbitration, SEEC may incur significant legal expenses and SEEC's management may expend significant time in the defense.

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

FISCAL YEARS ENDED MARCH 31,

                                                              HIGH      LOW
                                                             ------    -----
2002:
First quarter..............................................  $ 3.37    $1.75
Second quarter.............................................  $ 2.70    $1.16
Third quarter..............................................  $ 1.77    $0.95
Fourth quarter.............................................  $ 3.19    $0.85

2003:
First quarter..............................................  $ 1.80    $1.12
Second quarter.............................................  $ 1.38    $0.62
Third quarter..............................................  $ 1.26    $0.67
Fourth quarter.............................................  $ 1.38    $0.80

     As of June 3, 2003, there were approximately 2,300 beneficial owners of our Common Stock.

     We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently anticipate that we will retain future earnings, if any, to fund our operations.

     On January 8, 2003, we sold 1,205,354 shares of its outstanding common stock to KPCB Holdings, Inc., as nominee, for cash consideration of $1,301,782, or $1.08 per share. These shares of common stock were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended March 31, 2003, 2002 and 2001 and the consolidated balance sheet data as of March 31, 2003 and 2002 have been derived from consolidated financial statements that have been audited by BDO Seidman LLP, independent auditors, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended March 31, 2000 and 1999 and the consolidated balance sheet data as of March 31, 2001, 2000 and 1999 have been derived from audited consolidated financial statements not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

                                                            YEAR ENDED MARCH 31,
                                               -----------------------------------------------
                                                2003      2002      2001      2000      1999
                                               -------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license and maintenance fees......  $ 3,668   $ 1,464   $ 2,261   $ 3,821   $ 7,936
  Professional services......................    1,875       921       858     2,595     3,473
                                               -------   -------   -------   -------   -------
       Total revenues........................    5,543     2,385     3,119     6,416    11,409
                                               -------   -------   -------   -------   -------
Operating expenses:
  Cost of revenues:
     Software license and maintenance fees...      686       372       455       560       813
     Professional services...................    1,670       927     1,147     1,759     2,506
                                               -------   -------   -------   -------   -------
       Total cost of revenues................    2,356     1,299     1,602     2,319     3,319
  General and administrative.................    2,185     1,729     2,268     2,472     2,307
  Sales and marketing........................    3,186     4,350     4,437     5,402     5,303
  Research and development...................    1,824     1,632     1,799     1,825     1,302
  Amortization of goodwill and other
     intangible assets.......................       53       177       559       446       155
  Write-down of impaired assets..............       --       136     2,092        --        --
  Acquired in-process research and
     development.............................       --        --        --       531        --
  Restructuring costs........................      344        --        --        --        --
                                               -------   -------   -------   -------   -------
       Total operating expenses..............    9,948     9,323    12,757    12,995    12,386
                                               -------   -------   -------   -------   -------
Loss from operations.........................   (4,405)   (6,938)   (9,638)   (6,579)     (977)
Interest and other income, net...............      247       680     1,307     1,455     1,608
                                               -------   -------   -------   -------   -------
Income (loss) before income taxes............   (4,158)   (6,258)   (8,331)   (5,124)      631
Income tax provision (benefit)...............       --        --        --      (395)      225
                                               -------   -------   -------   -------   -------
Net income (loss)............................  $(4,158)  $(6,258)  $(8,331)  $(4,729)  $   406
                                               =======   =======   =======   =======   =======
Net income (loss) per common share:
  Basic......................................  $ (0.65)  $ (1.03)  $ (1.37)  $ (0.79)  $  0.07
  Diluted....................................  $ (0.65)  $ (1.03)  $ (1.37)  $ (0.79)  $  0.07
Weighted average number of common and common
  equivalent shares outstanding:
  Basic......................................    6,356     6,095     6,089     5,986     5,954
  Diluted....................................    6,356     6,095     6,089     5,986     6,122

                                                               AS OF MARCH 31,
                                               -----------------------------------------------
                                                2003      2002      2001      2000      1999
                                               -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments................................  $10,068   $14,406   $20,345   $26,202   $30,901
Working capital..............................    5,568    14,023    19,880    25,355    31,764
Total assets.................................   18,915    16,180    22,722    31,946    36,008
Long-term debt, including current portion....    2,113        --        --        --        --
Total shareholders' equity...................   12,086    14,914    21,220    29,597    33,242

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SEEC, Inc. (the "Company" or "SEEC") provides software solutions that help insurance, manufacturing, financial services and other large companies rapidly create efficient new business processes by reusing their core administrative and transaction systems (i.e., "legacy" systems) in new Internet-based applications. Our solutions include software tools, industry-specific application components, and implementation services to seamlessly combine the capabilities of new and old applications and enable new modes of business-to-business (B2B) collaboration. Our solutions can be implemented without materially disrupting current operations or replacing current administrative systems, providing a lower cost, shorter implementation time, and lower risk than new software packages or traditional software development approaches. We believe that our ability to reuse a broad range of older applications in more flexible, configurable applications based on Internet technologies -- including XML (eXtensible Markup Language), Web services and other emerging standards -- give us one of the leading cost-effective enterprise solutions available in the market today. Our solutions are used by more than 30 large global companies.

     The pervasive growth of the Web as a medium for business and the rapid development and adoption of Internet technologies like XML and Web services are allowing large enterprises to automate and extend their traditional business processes to improve efficiency and competitiveness. Our solutions focus on preserving the competitive advantages inherent in existing financial, customer service and industrial systems by allowing companies to utilize the underlying value of these legacy systems in new Web-centric business processes. Our software products -- SEEC Mosaic(TM) and SEEC Asera(TM) -- support these efforts by externalizing the essential computational and decision-making logic within existing systems -- commonly referred to as business rules -- and by providing means for quickly developing flexible new applications based on Web technologies that reuse and integrate with valuable older systems.

     The SEEC Mosaic solutions include a suite of software tools (SEEC Mosaic Studio) and associated methodologies and services that are used in a wide range of industries for integrating computer applications written in COBOL (the COmmon Business Oriented Language) and other older software programming languages, with newer Web-based applications ("legacy integration"); for updating, restructuring or maintaining those older applications ("legacy modernization"); and for externalizing the essential computational and decision-making logic within existing systems in new applications ("legacy transformation").

     In January 2003, the Company acquired certain assets of Asera, Inc., including the Asera name, intellectual property and customer relationships. The Company also employed certain of the former Asera staff. In return, SEEC has assumed certain liabilities of Asera. The acquired former Asera operations are located primarily in the United States and Europe and were combined into the operations of SEEC, Inc. and SEEC Europe Limited. See Note 2 to the Consolidated Financial Statements.

     The SEEC Asera solutions -- Value Chain for Manufacturing and Integrated Customer Service for Insurance -- include industry-specific application components (Asera Commerce, Asera Supply Chain, Asera Insurance), a suite of integrated software development tools (Asera Studio), cross-industry application components and a run-time software platform (Asera Server), and related services that are sold to large manufacturing and insurance companies. The Value Chain solution allows manufacturers to quickly automate sales, service and supply management processes across previously-disconnected business units, product lines, customers, suppliers and geographies without replacing or disrupting current administrative systems. It reduces selling, inventory and service costs and helps manufacturers deliver new value-added services, improve product delivery, and strengthen customer loyalty. The Integrated Customer Service solution allows insurance carriers to quickly automate their customer service, policy rating and other processes across multiple sales channels and product lines. We believe that the SEEC solution can reduce carriers' costs and improve their relations with customers and the agents and brokers that account for the vast majority of insurance sales. We also believe that the SEEC Asera solutions, along with SEEC Mosaic Studio, provide a faster, more cost-effective means for building these new composite applications compared to existing packaged software or custom-development efforts.

     SEEC was founded in 1988 to develop tools and solutions for reengineering large computer applications written in COBOL and other older software programming languages, commonly referred to as legacy applications. Through 1999, organizations used our solutions extensively for year 2000 remediation and testing, legacy application modernization, and legacy transformation. Through our internal development efforts and acquisitions, we have since added Web-enablement and integration technology, introduced SEEC Mosaic Studio, and developed application components for insurance and healthcare. In January 2003 we acquired the Asera products and underlying technology for developing configurable, Web-centric composite applications that combine the capabilities of new and old applications.

     Our customer base consists primarily of large and medium-sized organizations including corporations, third-party information technology ("IT") service providers, higher education institutions, non-profit entities and governmental agencies. We derive our revenues from software license and maintenance fees and professional services fees. Professional services are typically provided to customers in conjunction with the license of software products. Our enterprise solutions and software products and services are marketed through a broad range of distribution channels, including direct sales to end users, and to end users in conjunction with our service provider partners.

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

     We, including our audit committee, believe the following critical accounting policies impact the most significant judgments and estimates used in the preparation of our consolidated financial statements:

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

     Revenues are derived from the license of software products, customer support and maintenance contracts, and services contracts, including consulting and training services. We recognize revenue for licensed software in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" (as amended and interpreted), SOP 98-9, "Software Revenue Recognition, With Respect To Certain Arrangements," and related interpretations and Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, and related interpretations and amendments. We recognize revenue upon meeting all of the following criteria: (i) execution of a written agreement signed by us and the customer; (ii) delivery of software has occurred; (iii) the fee for the software is fixed or determinable; (iv) collection is reasonably assured; and (v) vendor specific objective evidence ("VSOE") of fair value exists to allocate the total fee to elements of an arrangement. We use a signed contract or purchase order as evidence of an arrangement for professional services, software licenses and maintenance renewals. Licensed software is delivered to customers on a CD-ROM or electronically. We assess whether fees are fixed and determinable based on the payment terms associated with the transaction, and we assess collectibility based on a number of factors, including the customer's past payment history and its current creditworthiness. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, generally upon receipt of cash payment. VSOE is based on the price generally charged when an element is sold separately, or if not yet sold separately, the price established by authorized management. Customer support and maintenance contract revenues are deferred and recognized ratably over the term of the related agreement, generally twelve months.

     We provide professional services under time-and-materials contracts. Revenues from time-and-materials contracts are recognized as the services are provided. In accordance with Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company characterizes reimbursements received for out-of-pocket expenses as revenue and the associated costs as cost of revenues in the statement of operations. All prior year amounts have been reclassified to be consistent with the current year's presentation.

     In circumstances where VSOE for undelivered elements of a multiple element contract is not determinable, revenue on the contract is deferred until either fair value is determinable or when all elements are delivered, unless the only undelivered element is maintenance, in which case the total arrangement fee is recognized ratably over the remaining maintenance period. Amounts received in advance of the delivery of products or performances of services are classified as deferred revenues in the consolidated balance sheets. In accounting for sales of annual software licenses which include customer support and maintenance, we recognize both the software license and maintenance revenues ratably over the twelve-month license term.

     Impairment of Goodwill and Intangible Assets. We record intangible assets when we acquire other companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including intangible assets, with the remaining amount being classified as goodwill. We periodically review the carrying amounts of goodwill and intangible assets for indications of impairment. If impairment is indicated, we assess the value of the intangible assets. The value of goodwill and intangible assets has been amortized to operating expense over time, with in-process research and development recorded as a one-time charge on the acquisition date. Under current accounting guidelines that became effective on July 1, 2001, goodwill arising from transactions occurring after June 30, 2001 and any existing goodwill as of April 1, 2002 are no longer amortized to expense but rather are periodically assessed for impairment. As a result of write-downs of goodwill resulting from impairment evaluations performed in fiscal 2001 and 2002, no goodwill existed as of April 1, 2002. However, goodwill was recorded in connection with the January 2003 Asera asset acquisition. See Notes 2 and 5 to the Consolidated Financial Statements. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

     Allowance for Doubtful Accounts. We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on past collection history and specific risks identified in our outstanding accounts receivable. If the financial condition of a customer deteriorates such that its ability to make payments might be impaired, or if payments from a customer are significantly delayed, additional allowances might be required, resulting in future bad debt expense not provided in the allowance for doubtful accounts at March 31, 2003.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain income and expense items.

                                                               YEAR ENDED MARCH 31,
                                                              ----------------------
                                                              2003     2002     2001
                                                              ----     ----     ----
REVENUES:
  Software license and maintenance fees.....................   66%       61%      73%
  Professional services.....................................   34        39       27
                                                              ---      ----     ----
       Total revenues.......................................  100       100      100
                                                              ---      ----     ----
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance fees..................   12        15       14
     Professional services..................................   30        39       37
                                                              ---      ----     ----
       Total cost of revenues...............................   42        54       51
  General and administrative................................   39        73       73
  Sales and marketing.......................................   58       182      142
  Research and development..................................   33        69       58
  Amortization of goodwill and other intangible assets......    1         7       18
  Write-down of impaired assets.............................   --         6       67
  Restructuring costs.......................................    6        --       --
                                                              ---      ----     ----
       Total operating expenses.............................  179       391      409
                                                              ---      ----     ----
Loss from operations........................................  (79)     (291)    (309)
Interest and other income, net..............................    4        29       42
                                                              ---      ----     ----
Net loss....................................................  (75)%    (262)%   (267)%
                                                              ===      ====     ====

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2003 AND MARCH 31, 2002

     Results of operations for the year ended March 31, 2003 include the impact from January 2003 of the acquisition of certain of the assets and liabilities of Asera, Inc., including customer relationships and certain of Asera's workforce. See Note 2 to the Consolidated Financial Statements.

     Revenues. Total revenues for fiscal 2003 were $5,543,000 compared to $2,385,000 for fiscal 2002, an increase of $3,158,000 or 132%. The increase is attributable to increases in both our traditional business and to new business resulting from the Asera asset acquisition. Of the total increase in revenues, $1,771,000 was directly attributable to the Asera asset acquisition.

     Software license and maintenance fees were $3,668,000 for fiscal 2003 compared to $1,464,000 for fiscal 2002, an increase of $2,204,000 or 151%. $1,547,000 of this increase was attributable to the Asera asset acquisition. The remaining increase was due to two large sales to insurance customers and growth in license sales to off-shore service provider partners.

     Professional services revenues, consisting of consulting and training services fees, were $1,875,000 in fiscal 2003 compared to $921,000 in fiscal 2002, an increase of $954,000 or 104%. $188,000 of this increase was attributable to the Asera asset acquisition. The majority of the remaining increase was due to large consulting projects with two major insurance customers.

     Pricing for our products and solutions has not changed significantly over recent years. The size and quantity of individual deals determine our level of revenues, more so than any other factor. Typically, our revenues are impacted substantially by the timing of, or our ability to close, one or two deals in a given fiscal year or reporting period.

     Cost of Revenues. Cost of revenues includes cost of software license and maintenance fees and cost of professional services. Cost of revenues consists primarily of (i) personnel costs of employees or subcontracted personnel required to provide consulting, training, on-site or off-site services, and customer support services, and (ii) amortization expense related to capitalized costs of acquired computer software. Our total cost of revenues was $2,356,000 for fiscal 2003, compared to $1,299,000 for fiscal 2002, an increase of $1,057,000 or 81%. The increase in cost of revenues corresponds to the increase in revenues discussed above, including approximately $714,000 of additional professional services and customer support services expenses attributable to the Asera asset acquisition.

     Cost of software license and maintenance fees includes the expenses of providing customer support services, amortization expense related to capitalized costs of acquired computer software and, to a lesser degree, the expenses of third-party software sold, media, manuals, duplication and shipping related to sales of certain of our software products. Customer support ("maintenance") services include telephone or online (Internet) technical assistance and periodic software upgrades provided to customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $686,000 for fiscal 2003 compared to $372,000 for fiscal 2002, an increase of $314,000 or 84%. The increase was primarily attributable to additional operating costs resulting from the Asera asset acquisition, including amortization expense of $200,000 related to capitalized costs of acquired computer software. The increase was partially offset by reductions in non-Asera related customer support costs, particularly in employment-related costs.

     Professional services costs consist primarily of compensation-related costs and travel expenses of our personnel responsible for providing consulting and training services to customers. Costs of temporary or subcontracted labor may also be included, if such labor is required to meet the demands of providing services. Professional services costs were $1,670,000 for fiscal 2003 compared to $927,000 for fiscal 2002, an increase of $743,000 or 80%. This increase was associated with the 104% increase in professional services revenues discussed above and consists primarily of higher employee compensation, mainly due to an increase in the number of employees, and travel expenses. Approximately $355,000 of additional expenses attributable to the Asera asset acquisition, primarily personnel-related costs, are included in fiscal 2003.

     Gross Margins. Our total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 57% for fiscal 2003 compared to 46% for fiscal 2002. Gross margin percentages were 81% and 75% for software license and maintenance fees, and 11% and (1)% for professional services, for fiscal 2003 and 2002, respectively.

     The gross margin percentages for software license and maintenance fees are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. The gross margin percentage for software license and maintenance fees was higher in fiscal 2003 than in fiscal 2002 due primarily to the increase in these revenues, which increased by a proportionately greater percentage than the increase in customer support costs.

     The gross margin percentages for professional services vary depending on the utilization rates for billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentage in fiscal 2003 was higher than in fiscal 2002 due to the increase in professional services revenues, which resulted in higher utilization rates of our billable consultants. The term "utilization rates" refers to the percentage of our professional consultants' time that is spent delivering billable services to customers.

     General and Administrative. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $2,185,000 for fiscal 2003 compared to $1,729,000 for fiscal 2002, an increase of $456,000 or 26%. This increase was primarily due to higher insurance premiums, legal fees, and additional expenses of $272,000 resulting from the Asera asset acquisition.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, tradeshows and other promotional activities. Sales and marketing expenses were $3,186,000 for fiscal 2003 compared to $4,350,000 for fiscal 2002, a decrease of $1,164,000 or 27%. The decrease is primarily due to lower compensation-related costs and a decline in marketing expenditures for tradeshows and print materials. The cost reductions were partially offset by additional expenses of $734,000, primarily personnel-related costs, resulting from the Asera asset acquisition.

     Research and Development. Total expenditures for research and development were $1,824,000 in fiscal 2003 compared to $1,632,000 in fiscal 2002, an increase of $192,000 or 12%. The increase was attributable to $438,000 in additional operating costs resulting from the Asera asset acquisition, which was partially offset by a $248,000 reduction in other compensation-related costs. A larger proportion of development work was shifted from the United States to India, where personnel costs are lower.

     Amortization of Goodwill and Other Intangible Assets. Goodwill (prior to April 1, 2002) and other intangible assets are amortized over their estimated useful lives of three to ten years. Amortization of goodwill and other intangible assets amounted to $53,000 in fiscal 2003 compared to $177,000 in fiscal 2002, a decrease of $124,000 or 70%. The reductions were due to (1) the write-down of goodwill recorded in the fourth quarter of fiscal 2002, which reduced the value of assets subject to amortization in subsequent periods and
(2) the change in accounting guidelines under which goodwill is no longer amortizable, starting in fiscal 2003. See Note 5 to the Consolidated Financial Statements.

     Write-Down of Impaired Assets. We incurred non-cash charges of $136,000 to write down impaired assets in fiscal 2002. We did not incur any such charges in fiscal 2003. The fiscal 2002 charges were based principally on an impairment test of goodwill acquired in our August 1999 purchase of ERA Software Systems Private, Limited, a software consulting and development company based in India. The value of acquired goodwill and other intangible assets was deemed impaired and charged to operations, because the expected future cash flows of the related assets were less than their carrying values.

     Restructuring Costs. In June 2002, we adopted a formal plan to reduce operating costs, including a shift in our direct sales strategy related to our solutions for the insurance industry. In connection with this plan, during the first quarter of fiscal 2003, we recorded restructuring costs of $344,000, consisting of charges for workforce reduction, the write-off of abandoned excess property and equipment, and an accrual for noncancelable lease obligations related to unused facilities. See Note 4 to the Consolidated Financial Statements. We did not incur any restructuring charges in fiscal 2002.

     Interest and Other Income, Net. Interest and other income, net consists principally of interest income on cash equivalents and short-term investments, which are comprised primarily of money market funds and high-grade bonds with average maturities of less than two years. Interest and other income, net was $247,000 in fiscal 2003, compared to $680,000 in fiscal 2002, a decrease of $433,000 or 64%. This decrease resulted from lower short-term interest rates combined with the effect of lower cash and short-term investments balances in the current year as compared to the prior year. The drop in interest income of $362,000 was in addition to a net $71,000 decrease in the gain on the disposal of marketable investments. Cash and short-term investment balances were used in fiscal 2003 primarily to fund operations.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     In order to reduce expenses, during the fiscal year ended March 31, 2001, we closed the operations of SEEC Singapore, Pte. Ltd. and those of our unincorporated branch located in South Korea. Revenues of the two operations for the fiscal year ended March 31, 2000 were $351,000, with a combined net operating income of $79,000. For the year ended March 31, 2001, these operations had no revenues and a combined net operating loss of $135,000. We determined that projected business activity did not justify continuing the Singapore and South Korea operations, and that revenue opportunities in those markets could be pursued by SEEC Asia, our subsidiary in Hyderabad, India.

     Revenues. Total revenues for fiscal 2002 were $2,385,000 compared to $3,119,000 for fiscal 2001, a decrease of $734,000 or 24%. Software license and maintenance fees were $1,464,000 for fiscal 2002 compared to $2,261,000 for fiscal 2001, a decrease of $797,000 or 35%. Professional services revenues, consisting of consulting and training services fees, were $921,000 in fiscal 2002 compared to $858,000 in fiscal 2001, an increase of $63,000 or 7%. The decrease in total revenues is primarily attributable to the global economic slowdown, as many companies have chosen to defer or reduce the rate of spending on information technology

("IT") projects. This reduced spending on software and services has negatively impacted our revenues. The decline in revenues is also due to our diverting marketing expenditures toward the Axcess for Insurance solutions during fiscal 2002, such that the development of new sales opportunities for the Legacy Transformation product line was negatively impacted. The imbalance in marketing programs was eventually identified and corrected.

     Pricing for our products and solutions has not changed significantly over recent years. The size and quantity of individual deals determine our level of revenues, more so than any other factor. Typically, our revenues are impacted substantially by the timing of, or our ability to close, one or two deals in a given fiscal year or reporting period.

     Cost of Revenues. Cost of revenues includes cost of software license and maintenance fees and cost of professional services. Cost of revenues consists primarily of costs of personnel required to provide consulting, training, on-site or off-site factory services, and customer support services. Our total cost of revenues was $1,299,000 for fiscal 2002, compared to $1,602,000 for fiscal 2001, a decrease of $303,000 or 19%. The decrease in cost of revenues was associated with the decline in revenues, as discussed above. Total costs of revenues did not decrease in the same proportion as did revenues between periods, primarily due to costs of maintaining customer support staff at a level adequate to serve our customers, regardless of the decrease in associated revenues during the period.

     Cost of software license and maintenance fees includes the expenses for providing customer support services and, to a lesser degree, the expenses of third-party software sold, media, manuals, duplication and shipping related to sales of certain of our software products. Customer support ("maintenance") services include telephone or online (Internet) technical assistance and periodic software upgrades provided to customers who have purchased maintenance in conjunction with software license purchases. Cost of software license and maintenance fees was $372,000 for fiscal 2002 compared to $455,000 for fiscal 2001, a decrease of $83,000 or 18%. Customer support costs declined with a fall in maintenance contract renewals. The cost reductions were primarily in personnel costs.

     Professional services costs consist primarily of compensation and related benefits, and travel and equipment for our personnel responsible for providing consulting and training services to customers. Professional services costs were $927,000 for fiscal 2002 compared to $1,147,000 for fiscal 2001, a decrease of $220,000 or 19%. This decrease was primarily attributable to reductions in professional staff and associated personnel costs. Despite the reduction in staffing, in fiscal 2002 we were able to deliver an increase in billable services hours and therefore, professional services revenues, due to improved utilization rates for our professional staff, compared to utilization rates in fiscal 2001. The term "utilization rates" refers to the percentage of our professional consultants' time that is spent delivering billable services to customers.

     Gross Margins. Our total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 46% for fiscal 2002 compared to 49% for fiscal 2001. Gross margin percentages were 75% and 80% for software license and maintenance fees, and (1)% and (34)% for professional services, for fiscal 2002 and 2001, respectively.

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

     The gross margin percentages for professional services vary depending on the utilization rates for billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentage in fiscal 2002 was higher than in fiscal 2001 due to the combination of the increase in professional services revenues and the reduction in costs. In fiscal 2002 we reduced staffing and experienced higher utilization rates of our billable consultants.

     General and Administrative. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $1,729,000 for fiscal 2002 compared to $2,268,000 for fiscal 2001, a decrease of

$539,000 or 24%. This decrease was primarily due to lower costs for personnel ($89,000) and depreciation ($101,000), cost savings associated with the closing of our Burlingame, California operation ($173,000), a reduction in uncollectible receivables charges ($139,000), and other ongoing efforts to reduce various general expenses. These cost reductions were partially offset by a $67,000 increase in insurance costs.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, tradeshows and other promotional activities. Sales and marketing expenses were $4,350,000 for fiscal 2002 compared to $4,437,000 for fiscal 2001, a decrease of $87,000 or 2%. The decrease is primarily due to reductions in costs for advertising and tradeshows ($219,000) and for recruitment ($182,000). In addition, fiscal 2002 costs were reduced due to the closure of our sales offices in Korea and Singapore in fiscal 2001 ($135,000). These and other cost reductions were substantially offset by increased personnel and related costs of $333,000 attributable to changes in our sales and marketing organization, including the hiring of our new sales vice president.

     The closure of our Seoul, South Korea and Singapore sales offices in fiscal year 2001 has had minimal impact on our financial position, results of operations and liquidity, other than for the cost savings cited above. These sales offices had not generated significant sales since their establishment, and sales forecasts did not support ongoing investments in those markets.

     Research and Development. Total expenditures for research and development were $1,632,000 in fiscal 2002 compared to $1,799,000 in fiscal 2001, a decrease of $167,000 or 9%. The decrease was primarily the result of a reduction in personnel costs. A larger proportion of development work was shifted from the United States to India, where personnel costs are lower.

     Amortization of Goodwill and Other Intangible Assets. Goodwill and other intangible assets are amortized over their estimated useful lives of five to seven years. Amortization of goodwill and other intangible assets amounted to $177,000 in fiscal 2002 compared to $559,000 in fiscal 2001, a decrease of $382,000 or 68%. The decrease was attributable to the fiscal 2001 write-down of $2,092,333 of impaired long-lived assets, which resulted in lower amortization expense in fiscal 2002. See Note 5 to the Consolidated Financial Statements.

     Write-Down of Impaired Assets. We incurred non-cash charges of $136,000 to write down impaired assets in fiscal 2002 compared to $2,092,000 in fiscal 2001, a decrease of $1,956,000 or 93%. The fiscal 2002 charges were based principally on an impairment test of goodwill acquired in our August 1999 purchase of ERA Software Systems Private, Limited, a software consulting and development company based in India. The fiscal 2001 charges were based principally on an impairment test of intangible assets acquired with our August 1999 purchase of Mozart. The value of acquired goodwill and other intangible assets is deemed impaired and charged to operations if expected future cash flows of the related assets are less than their carrying values. See Note 5 to the Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, the balance of our cash, cash equivalents, and short-term investments was $10.1 million compared to $14.4 million at March 31, 2002. Our working capital totaled $5.6 million and $14.0 million at March 31, 2003 and 2002, respectively. Our cash flows have been used primarily for general operating expenses, to fund business acquisitions, to purchase equipment, furniture and leasehold improvements, and to fund internal research and development.

     Our primary investing activities in fiscal 2003 consisted of net sales of short-term investments of $3,339,000 and cash paid in connection with the Asera asset acquisition of $2,062,000, as described in Note 2 to the Consolidated Financial Statements. Our primary investing activities in fiscal 2002 consisted of net sales of short-term investments of $341,000 and purchases of property and equipment of $200,000. Our primary investing activities in fiscal 2001 consisted of net sales of short-term investments of $3,493,000. Our primary financing activity in fiscal 2003 was the sale of our Common Stock for $1,347,000, as described in Note 2 to the Consolidated Financial Statements. Our financing activities in fiscal 2003, 2002 and 2001 included the purchase of our Common Stock for $36,000, $73,000, and $339,000, respectively, under the stock repurchase program described in Note 11 to the Consolidated Financial Statements.

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

     Our cash requirements for operating expenses increased substantially following the Asera asset acquisition, due to the addition of employees, leased facilities and other costs. For example, in the fourth quarter of fiscal 2003, the initial quarter to include Asera-related costs, operating expenses excluding depreciation and amortization were approximately $3.7 million. In the third quarter of fiscal 2003, operating expenses excluding depreciation and amortization were $1.6 million. In fiscal 2004, we expect that quarterly operating expenses will be in the range of those reported for the fourth quarter of fiscal 2003, and we expect that revenues will increase, resulting in reductions in quarterly net losses and in the amount of cash used by operations. However, operating expenses may be reduced if either the timing or amount of revenue growth is not as expected during fiscal 2004.

     The following summarizes our contractual obligations at March 31, 2003 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

                                                       PAYMENTS DUE BY PERIOD
                                        ----------------------------------------------------
                                          TOTAL      1 YEAR OR LESS   1-3 YEARS    4-5 YEARS
                                        ----------   --------------   ----------   ---------
Operating lease commitments...........  $2,215,000     $  776,000     $1,012,000   $427,000
Debt repayment........................     302,000        302,000             --         --
                                        ----------     ----------     ----------   --------
Total.................................  $2,517,000     $1,078,000     $1,012,000   $427,000
                                        ==========     ==========     ==========   ========

     The debt repayment of $302,000 is due in partial satisfaction of a $2.1 million note payable obligation we assumed in connection with the Asera asset acquisition. Subject to shareholder approval, we agreed to convert the approximate $1.8 million balance of the note payable, with no addition for accrued interest, into 1,646,129 shares of our common stock. If the satisfaction of the conditions to the conversion of the note payable, including shareholder approval of such conversion, does not occur by August 15, 2003, the note (with accrued interest at 8% per annum) will become immediately due and payable on such date.

     Other contractual obligations at March 31, 2003 include employment agreements with certain key employees that provide for minimum annual salaries and automatic annual renewals at the end of the initial two-year term. The agreements generally contain, among other things, confidentiality agreements, assignment to the Company of inventions made during employment (and under certain circumstances for two years following termination of employment) and non-competition agreements for the term of the agreements plus two years. Two executive employment/severance agreements provide for payments upon termination of employment, either under not-for-cause circumstances or if the key employee resigns for good reason, as defined. The maximum contingent liability under these agreements was approximately $342,000 at March 31, 2003. In addition, we had outstanding irrevocable letters of credit of approximately $87,000 at March 31, 2003.

     We believe that cash flows from operations and the current cash and cash equivalents and short-term investments will be sufficient to meet anticipated liquidity needs for working capital, capital expenditures and debt satisfaction for fiscal year 2004. However, the underlying assumed levels of revenues and expenses may prove to be inaccurate. We may be required to finance any additional requirements within the next 12 months or beyond through additional equity, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available they may not be on satisfactory terms. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures. If we raise additional funds by issuing equity securities, dilution to existing shareholders will result.

SEASONALITY

     We do not believe that our operations are affected by seasonal fluctuations. Our cash flows may at times fluctuate due to the timing of cash receipts from large individual sales.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS no. 145 amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of SFAS No. 4 is applicable in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are applicable to transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on our consolidated results of operations, financial position or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement superseded EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan, as required under EITF 94-3. The provision of this statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The adoption of SFAS No. 146 did not have a material affect on our financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have followed the prescribed format and provided the additional disclosures required by SFAS No. 148 in the accompanying notes to consolidated financial statements for the year ended March 31, 2003. We must also provide the disclosures in our quarterly reports containing condensed financial statements for subsequent interim periods.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), because that instrument represents an obligation. Many of those instruments were previously classified as equity.

The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material affect on the our financial position, results of operations, or cash flows.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other FIN 45 requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. We do not believe the adoption of FIN 45 will have any effect on our financial position or results of operations.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires that the criteria for consolidations be based upon analysis of risks and rewards, not control, and represents a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economies of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. We do not believe the adoption of FIN 46 will have an effect on our financial position or results of operations.

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

     Foreign Currency Risk. As of March 31, 2003, we had operating subsidiaries located in the United Kingdom and India. We are exposed to foreign currency exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability. We intend to maintain only nominal foreign currency cash balances, consisting of working funds necessary to facilitate the short-term operations of our subsidiaries, although cash collections from our customers may result in temporary excess foreign cash balances. The overall effects of foreign currency exchange rates on our business during the periods discussed have not been material. Movements in foreign currency exchange rates create a degree of risk to our operations if those movements affect the dollar value of costs incurred in foreign currencies. The majority of our billings to date have been denominated in U.S. dollars. Changing currency exchange rates may affect our competitive position if exchange rate changes impact profitability and business and/or pricing strategies of non-U.S. based competitors.

     The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated at year-end exchange rates and non-monetary items are translated at historical rates. Revenues and expenses are translated at average exchange rates in effect during the period.

     At March 31, 2003 we held foreign-denominated cash and cash equivalents totaling a U.S. dollar equivalent of $950,000, the majority of which represents temporary balances that had been recently collected from customers. Any amounts in excess of the short-term operating requirements of our foreign subsidiaries are promptly transferred into our U.S. bank accounts. We have not entered into foreign currency hedge transactions. The effect of foreign exchange rate fluctuations on our financial position or results of operations has not been, and is not expected to be, material in the foreseeable future.

     Impact of Inflation. Increases in the inflation rate are not expected to materially affect our operating results. Inflationary cost increases have not been material in recent years, and to the extent allowed in light of competitive pressures, such increases are passed on to customers through increased billing rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 15 below and the index therein for a listing of financial statements and supplementary data filed as part of this report.

                                   SEEC, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Report of Independent Certified Public Accountants..........     38
Consolidated Balance Sheets.................................     39
Consolidated Statements of Operations.......................     40
Consolidated Statements of Changes in Shareholders' Equity
  and Comprehensive Loss....................................     41
Consolidated Statements of Cash Flows.......................     42
Notes to Consolidated Financial Statements..................  43-60

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors
SEEC, Inc.
Pittsburgh, Pennsylvania

     We have audited the accompanying consolidated balance sheets of SEEC, Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive loss and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEEC, Inc. and subsidiaries as of March 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                          BDO Seidman, LLP

Boston, Massachusetts
May 14, 2003

                                   SEEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,
                                                              ----------------------------
                                                                  2003            2002
                                                              ------------    ------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  9,531,610    $ 10,473,967
  Short-term investments (Note 7)...........................       537,034       3,932,412
  Accounts receivable -- trade, less allowance for doubtful
     accounts of $50,000 and $20,000 at March 31, 2003 and
     2002, respectively (Notes 6 and 18)....................     1,809,994         448,404
  Prepaid expenses and other current assets.................       518,482         433,358
                                                              ------------    ------------
     Total current assets...................................    12,397,120      15,288,141
PROPERTY AND EQUIPMENT, NET (Note 8)........................       823,872         831,120
AMORTIZABLE INTANGIBLE ASSETS, less accumulated amortization of $327,839 and $75,259 at March 31, 2003 and 2002,
  respectively (Note 2).....................................     2,627,368          60,291
GOODWILL (Note 2)...........................................     3,067,091              --
                                                              ------------    ------------
                                                              $ 18,915,451    $ 16,179,552
                                                              ============    ============
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade.................................  $    922,677    $    280,481
  Accrued compensation, related taxes and withholdings......       775,455         410,801
  Other accrued expenses (Note 17)..........................       948,240         244,573
  Deferred revenues.........................................     2,045,745         288,526
  Income taxes payable......................................        24,920          40,794
  Note payable (Note 9).....................................     2,112,525              --
                                                              ------------    ------------
     Total current liabilities..............................     6,829,562       1,265,175
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 9, 13 and 16)
SHAREHOLDERS' EQUITY (Notes 11, 12 and 13):
  Preferred stock -- no par value; 10,000,000 shares
     authorized; none outstanding
  Common stock -- $.01 par value; 20,000,000 shares
     authorized; 7,514,541 and 6,309,187 shares issued at
     March 31, 2003 and 2002, respectively; 7,319,992 and
     6,082,144 shares outstanding at March 31, 2003 and
     2002, respectively.....................................        75,145          63,092
  Additional paid-in capital................................    35,882,935      34,589,206
  Accumulated deficit.......................................   (23,298,920)    (18,906,681)
  Less treasury stock, at cost -- 194,549 and 227,043 shares
     at March 31, 2003 and 2002, respectively...............      (584,301)       (827,605)
  Accumulated other comprehensive income (loss).............        11,030          (3,635)
                                                              ------------    ------------
     Total shareholders' equity.............................    12,085,889      14,914,377
                                                              ------------    ------------
                                                              $ 18,915,451    $ 16,179,552
                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED MARCH 31,
                                                      -----------------------------------------
                                                         2003           2002           2001
                                                      -----------    -----------    -----------
REVENUES (Notes 1 and 6):
  Software license and maintenance fees.............  $ 3,667,585    $ 1,464,651    $ 2,261,509
  Professional services.............................    1,875,490        920,441        857,700
                                                      -----------    -----------    -----------
          Total revenues............................    5,543,075      2,385,092      3,119,209
                                                      -----------    -----------    -----------
OPERATING EXPENSES:
  Cost of revenues:
     Software license and maintenance fees..........      686,157        371,652        454,548
     Professional services..........................    1,670,167        926,626      1,147,333
                                                      -----------    -----------    -----------
          Total cost of revenues....................    2,356,324      1,298,278      1,601,881
  General and administrative........................    2,184,572      1,728,611      2,268,043
  Sales and marketing...............................    3,185,629      4,350,220      4,437,338
  Research and development..........................    1,824,264      1,632,831      1,799,150
  Amortization of goodwill and other intangible
     assets.........................................       52,580        177,254        558,783
  Write-down of impaired assets (Note 5)............           --        136,166      2,092,333
  Restructuring costs (Note 4)......................      344,253             --             --
                                                      -----------    -----------    -----------
          Total operating expenses..................    9,947,622      9,323,360     12,757,528
                                                      -----------    -----------    -----------
LOSS FROM OPERATIONS................................   (4,404,547)    (6,938,268)    (9,638,319)
INTEREST AND OTHER INCOME, NET (Note 10)............      246,136        679,834      1,307,701
                                                      -----------    -----------    -----------
NET LOSS............................................  $(4,158,411)   $(6,258,434)   $(8,330,618)
                                                      ===========    ===========    ===========
Basic and diluted net loss per common share (Note
  15):..............................................  $     (0.65)   $     (1.03)   $     (1.37)
                                                      ===========    ===========    ===========
Weighted average number of basic and diluted common
  and common equivalent shares outstanding..........    6,356,184      6,094,529      6,089,329
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                  SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                   YEARS ENDED MARCH 31, 2001, 2002 AND 2003

                                      COMMON STOCK                                                 ACCUMULATED
                                   -------------------   ADDITIONAL                   TREASURY        OTHER           TOTAL
                                   NUMBER OF               PAID-IN     ACCUMULATED    STOCK, AT   COMPREHENSIVE   SHAREHOLDERS'
                                    SHARES     AMOUNT      CAPITAL       DEFICIT        COST      INCOME (LOSS)      EQUITY
                                   ---------   -------   -----------   ------------   ---------   -------------   -------------
Balance -- March 31, 2000........  6,309,187   $63,092   $34,576,688   $ (4,130,409)  $(864,521)    $(47,932)      $29,596,918
Comprehensive loss:
  Net loss for year..............        --        --             --     (8,330,618)         --           --                --
  Unrealized gains on
    investments..................        --        --             --             --          --       77,917                --
  Total comprehensive loss.......        --        --             --             --          --           --        (8,252,701)
Purchase of common stock for
  treasury (Note 11).............        --        --             --             --    (338,522)          --          (338,522)
Exercise of stock options (Note
  12)............................        --        --          3,853           (718)      7,565           --            10,700
Shares issued under employee
  stock purchase plan (Notes 11
  and 12)........................        --        --         (2,116)       (79,999)    246,435           --           164,320
Shares issued in lieu of cash
  bonus to employee..............        --        --             --         (6,636)     45,859           --            39,223
                                   ---------   -------   -----------   ------------   ---------     --------       -----------
Balance -- March 31, 2001........  6,309,187   63,092     34,578,425    (12,548,380)   (903,184)      29,985        21,219,938
Comprehensive loss:
  Net loss for year..............        --        --             --     (6,258,434)         --           --                --
  Unrealized losses on
    investments..................        --        --             --             --          --      (33,620)               --
  Total comprehensive loss.......        --        --             --             --          --           --        (6,292,054)
Purchase of common stock for
  treasury (Note 11).............        --        --             --             --     (73,228)          --           (73,228)
Exercise of stock options (Note
  12)............................        --        --             --        (29,185)     32,689           --             3,504
Shares issued under employee
  stock purchase plan (Notes 11
  and 12)........................        --        --             --        (70,682)    116,118           --            45,436
Warrants issued for services.....        --        --         10,781             --          --           --            10,781
                                   ---------   -------   -----------   ------------   ---------     --------       -----------
Balance -- March 31, 2002........  6,309,187   63,092     34,589,206    (18,906,681)   (827,605)      (3,635)       14,914,377
Comprehensive loss:
  Net loss for year..............        --        --             --     (4,158,411)         --           --                --
  Unrealized gains on
    investments..................        --        --             --             --          --       14,665                --
  Total comprehensive loss.......        --        --             --             --          --           --        (4,143,746)
Sale of common stock (Note 3)....  1,205,354   12,053      1,289,729             --          --           --         1,301,782
Purchase of common stock for
  treasury (Note 11).............        --        --             --             --     (36,048)          --           (36,048)
Exercise of stock options (Note
  12)............................        --        --             --        (40,959)     45,402           --             4,443
Shares issued under employee
  stock purchase plan (Notes 11
  and 12)........................        --        --             --       (192,869)    233,950           --            41,081
Warrants issued..................        --        --          4,000             --          --           --             4,000
                                   ---------   -------   -----------   ------------   ---------     --------       -----------
Balance -- March 31, 2003........  7,514,541   $75,145   $35,882,935   $(23,298,920)  $(584,301)    $ 11,030       $12,085,889
                                   =========   =======   ===========   ============   =========     ========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   SEEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED MARCH 31,
                                                              ---------------------------------------
                                                                 2003          2002          2001
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(4,158,411)  $(6,258,434)  $(8,330,618)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization.............................      541,081       491,356       918,596
  (Gain) loss on sale of short-term investments.............           --       (70,992)       42,408
  Write-down of impaired assets.............................       63,018       136,166     2,140,799
  Provision for doubtful accounts...........................       30,000        13,162       152,117
  Other, net................................................          654        26,870        53,698
Changes in operating assets and liabilities, net of effects
  from business acquisitions:
  Accounts receivable -- trade..............................   (1,391,591)       78,116       326,941
  Prepaid expenses..........................................       86,856        63,653       (13,525)
  Accounts payable -- trade.................................      131,848      (228,368)      (75,649)
  Accrued compensation, related taxes and withholdings......      339,389        54,540      (361,698)
  Other accrued expenses....................................      273,316       (42,383)     (160,844)
  Deferred revenues.........................................      371,683       (13,404)     (248,936)
  Income taxes payable......................................      (15,874)       (7,294)      (20,495)
  Other, net................................................       73,178        60,282        16,640
                                                              -----------   -----------   -----------
    Net cash used by operating activities...................   (3,654,853)   (5,696,730)   (5,560,566)
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of short-term investments...........................    3,339,305     3,588,607     7,799,887
  Purchases of short-term investments.......................           --    (3,247,976)   (4,307,190)
  Cash paid for acquired business...........................   (2,061,833)           --            --
  Purchases of property and equipment.......................      (23,524)     (200,169)     (123,253)
  Disposals of property and equipment.......................      166,947         8,333            --
  Expenditures for trademarks...............................      (19,656)       (3,207)       (5,832)
  Other.....................................................           --            --         5,423
                                                              -----------   -----------   -----------
    Net cash provided by investing activities...............    1,401,239       145,588     3,369,035
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock, net..............    1,347,305        48,940       175,021
  Purchases of treasury stock...............................      (36,048)      (73,228)     (338,522)
                                                              -----------   -----------   -----------
    Net cash provided (used) by financing activities........    1,311,257       (24,288)     (163,501)
                                                              -----------   -----------   -----------
Net decrease in cash and cash equivalents...................     (942,357)   (5,575,430)   (2,355,032)
Cash and cash equivalents, beginning of year................   10,473,967    16,049,397    18,404,429
                                                              -----------   -----------   -----------
Cash and cash equivalents, end of year......................  $ 9,531,610   $10,473,967   $16,049,397
                                                              ===========   ===========   ===========
Supplemental cash flow information:
Non-cash investing and financing activities:
  Business acquisitions (Note 2):
  Fair value of assets acquired
    Accounts receivable.....................................  $   171,981            --            --
    Property and equipment..................................      490,787            --            --
    Goodwill................................................    3,067,091            --            --
    Other intangible assets.................................    2,800,000            --            --
  Liabilities assumed or incurred, net of payments made
    during the year
    Notes payable...........................................   (2,112,525)           --            --
    Deferred Revenues.......................................   (1,379,000)           --            --
    Other accrued expenses..................................     (976,501)           --            --
                                                              -----------
  Cash paid for acquired business...........................  $ 2,061,833            --            --
                                                              ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   SEEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of SEEC, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "SEEC"), including SEEC Holdings, Inc., SEEC Europe Limited, SEEC Technologies Asia Private Limited ("SEEC Asia"), SEEC Singapore, Pte. Ltd. ("SEEC Singapore"), and Mozart Systems Corporation. Also included are the accounts of the unincorporated branch operations located in South Korea. The operations of SEEC Singapore and the Korean branch were closed during the year ended March 31, 2001. All significant intercompany balances and transactions have been eliminated.

     In January 2003, the Company acquired certain assets of Asera, Inc., including the Asera name, intellectual property and customer relationships. The Company also employed certain of the former Asera staff. In return, SEEC has assumed certain liabilities of Asera. The acquired former Asera employees and operations are located primarily in the United States and Europe and were combined into the operations of SEEC, Inc. and SEEC Europe Limited. See Note 2.

     Business. Founded in 1988, the Company provides software solutions that help insurance, manufacturing, financial services and other large companies rapidly create efficient new business processes by reusing their core administrative and transaction systems (i.e., "legacy" systems) in new Internet-based applications. The Company's solutions focus on preserving the competitive advantages inherent in existing financial, customer service and industrial systems by allowing companies to utilize the underlying value of these legacy systems in new Web-centric business processes. Implementation time and costs are reduced by leveraging and reusing business rules and existing systems in new applications, without disrupting current operations or replacing back-end administrative systems.

     The Company derives its revenues from the license of software products, customer support and maintenance contracts, and professional services contracts. Professional services are typically provided to customers in conjunction with the license of software products. The Company's customer base consists primarily of large and medium-sized organizations including corporations, third-party information technology ("IT") service providers, higher education institutions, non-profit entities and governmental agencies. Through 1999, organizations used the Company's solutions extensively for year 2000 remediation and testing, legacy system maintenance, and legacy system reengineering. Through internal development efforts and acquisitions, the Company has since added Web-enablement and integration technology, introduced SEEC Mosaic(TM) Studio, and developed application components for insurance and healthcare companies. In January 2003 the Company acquired the Asera products and underlying technology for developing configurable, Web-centric composite applications that combine the capabilities of new and old applications (see Note 2).

     The Company's solutions are provided through a combination of integrated software products and specialized professional services, including installation, training, consulting, maintenance and product support services. Marketing efforts are conducted through the Company's direct sales force and relationships with third party service providers under non-exclusive arrangements.

     Foreign Currency Translation. The Company's foreign operations' functional currency is the U.S. dollar. Monetary assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates and non-monetary items are translated at historical rates. Revenues and expenses are translated at average exchange rates in effect during the period. Foreign currency translation gains and losses are recognized currently in the consolidated statements of operations (see Note 10).

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash, Cash Equivalents and Concentrations of Credit Risk. The statements of cash flows classify changes in cash and cash equivalents (short-term, highly-liquid investments readily convertible into cash with an original maturity of three months or less) according to operating, investing or financing activities. Cash equivalents consist of funds in money market accounts and totaled $8,819,374 and $10,092,446 at March 31, 2003 and 2002, respectively.
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, temporary cash investments and accounts receivable.

     The Company places its cash and temporary cash investments with financial institutions which management considers to be of high quality; however, at times such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit.

     Concentrations of credit risk with respect to accounts receivable result from a significant portion of revenues being derived from a relatively small number of customers (see Note 6). The Company generally does not require collateral on accounts receivable because the majority of the Company's customers are large, well established companies. The Company provides allowances for estimated credit losses in accordance with management's ongoing evaluation. While the competitiveness of the software industry presents an inherent uncertainty, the Company's credit risks are moderated by the diversity of its customers and geographic sales areas.

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

     Revenue Recognition. The Company recognizes revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

     Revenues are derived from the license of software products, customer support and maintenance contracts, and professional services contracts, including consulting and training services. The Company recognizes revenue for licensed software in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition (as amended and interpreted), SOP 98-9, "Software Revenue Recognition, With Respect To Certain Arrangements," and related interpretations and Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101. The Company recognizes revenue upon meeting all of the following criteria: (i) execution of a written agreement signed by us and the customer;
(ii) delivery of software has occurred; (iii) the fee for the software is fixed or determinable; (iv) collection is reasonably assured; and (v) vendor specific objective evidence ("VSOE") of fair value exists to allocate the total fee to elements of an arrangement. The Company uses a signed contract or purchase order as evidence of an arrangement for professional services, software licenses and maintenance renewals. Licensed software is delivered to customers on a CD-ROM or electronically. The Company assesses whether fees are fixed or determinable based on the payment terms associated with the transaction and assesses collectibility based on a number of factors, including the customer's past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, the Company defers the revenue and recognizes it at the time collection becomes reasonably assured, generally upon receipt of cash payment. VSOE is based on the price generally charged when an element is sold separately, or if not yet sold separately, the price established by authorized management. Customer support and maintenance contract revenues are deferred and recognized ratably over the term of the related agreement, generally twelve months.

     The Company provides professional services under time-and-materials contracts. Revenues from time-and-materials contracts are recognized as the services are provided. In accordance with Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company characterizes reimbursements received for out-of-pocket expenses as revenue and the associated costs as cost of revenues in the statement of operations. All prior year amounts have been reclassified to be consistent with the current year's presentation.

     In circumstances where VSOE for undelivered elements of a multiple element contract is not determinable, revenue on the contract is deferred until either fair value is determinable or when all elements are delivered, unless the only undelivered element is maintenance, in which case the total arrangement fee is recognized ratably over the remaining maintenance period. Amounts received in advance of the delivery of products or performances of services are classified as deferred revenues in the consolidated balance sheets. In accounting for sales of annual software licenses which include customer support and maintenance, the Company recognizes both the software license and maintenance revenues ratably over the twelve-month license term.

     Allowance for Doubtful Accounts. The Company records allowances for estimated losses resulting from the inability of customers to make required payments. The credit worthiness of customers is assessed based on past collection history and specific risks identified in outstanding accounts receivable. If the financial condition of a customer deteriorates such that its ability to make payments might be impaired, or if payments from a customer are significantly delayed, additional allowances might be required, resulting in future bad debt expense not provided in the allowance for doubtful accounts at March 31, 2003.

     Property and Equipment. Property and equipment are stated at cost. Maintenance and repairs that are not considered to extend the useful life of assets are charged to operations as incurred. Depreciation is provided using the straight-line method. Estimated useful lives of assets are as follows: computer equipment -- 3 to 5 years; purchased software and other equipment -- 5 years; furniture and fixtures -- 5 to 7 years; and leasehold improvements -- life of the lease. Purchased software and other equipment consists of computer software purchased for internal use by the company, and general office equipment.

     Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over net tangible and identifiable intangible assets acquired in business combinations. Other intangible assets include capitalized trade name costs, developed software technology, and customer lists and relationships acquired in business combinations. Through March 31, 2002, goodwill and other intangible assets were amortized on a straight-line basis over their estimated useful lives, ranging from five to seven years. Since April 1, 2002, goodwill is no longer amortized, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" issued by the Financial Accounting Standards Board ("FASB"). Other intangible assets continue to be amortized on a straight-line basis over their respective useful lives. The Company evaluates other intangible assets on an ongoing basis, and impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. The Company uses the fair value approach to evaluate its goodwill for impairment. Based on these evaluations, the Company recorded charges for the write-downs of certain impaired assets in the years ended March 31, 2002 and 2001 (see Note 5). The Company believes that no asset impairment exists at March 31, 2003.

     Research and Development Costs. Research and development expenses include costs incurred by the Company to develop and enhance the Company's software. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," establishes criteria for capitalization of software development costs, beginning upon the establishment of product technological feasibility and concluding when the product is available for general release to customers. After carefully evaluating these criteria as it relates to the Company's ongoing research and development activities, management concluded that the amounts qualifying for capitalization were immaterial, and therefore no development costs have been capitalized to date. Intellectual property acquired in the Asera asset acquisition (see Note 2) represents capitalized computer software costs within the scope of SFAS No. 86 and accordingly, related amortization expense is included in cost of revenues.

     Advertising Costs. Advertising costs are expensed as incurred and totaled $72,185, $200,591 and $233,023 for the years ended March 31, 2003, 2002 and
2001, respectively.

     Stock-Based Compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for incentive stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has made the pro forma disclosures required by SFAS No. 123 in Note 12.

     Following are the assumptions that were used to estimate the fair value of each option grant, using the Black-Scholes option pricing model, for the years ended March 31, 2003, 2002 and 2001:

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
Risk-free interest rate.....................................        2.0%        3.5%        4.6%
Expected dividend yield.....................................         --          --          --
Expected lives..............................................  2.9 years   3.2 years   2.8 years
Expected volatility.........................................         60%        100%        130%

     As noted, the Company accounts for the Plans using the intrinsic value method (APB 25). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates in accordance with SFAS No. 123, including additional disclosures prescribed by SFAS No. 148, the effect on the Company's net loss and loss per share for the years ended March 31, 2003, 2002 and 2001 would have been as follows:

                                                                      DECEMBER 31,
                                                         ---------------------------------------
                                                            2003          2002          2001
                                                         -----------   -----------   -----------
Net loss as reported...................................  $(4,158,411)  $(6,258,434)  $(8,330,618)
Add: Stock-based employee compensation expense
  included in reported net loss........................           --            --            --
Deduct: Total stock-based employee compensation
  determined under fair value method for all awards....     (253,457)     (368,227)     (508,566)
                                                         -----------   -----------   -----------
Pro forma net loss.....................................  $(4,411,868)  $(6,626,661)  $(8,839,184)
                                                         ===========   ===========   ===========
Basis and diluted loss per share
  As reported..........................................  $     (0.65)  $     (1.03)  $     (1.37)
  Pro forma............................................  $     (0.69)  $     (1.09)  $     (1.45)

     Income Taxes. The Company records income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 14). The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Net Loss per Common Share. Net loss per common share for all periods presented is computed in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings or loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares include options and warrants if their exercise prices exceed the average market price of the common shares (see Note 15). Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive.

     Financial Instruments. The estimated fair value of the Company's financial instruments, which include short-term investments, accounts receivable, accounts payable, and a note payable, approximates their carrying value due to their short-term nature.

     Comprehensive Income (Loss). The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's comprehensive loss is reported on the consolidated statements of changes in shareholders' equity for all periods.

     Segment Reporting. The Company operates in a single segment with two offerings, licenses and related maintenance fees and professional services. The Company evaluates these offerings based on their respective revenues and cost of revenues. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." See Note 6 for geographic information.

     Recent Accounting Pronouncements. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS no. 145 amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of SFAS No. 4 is applicable in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are applicable to transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement superseded EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan, as required under EITF 94-3. The provision of this statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The adoption of SFAS No. 146 did not have a material affect on the Company's financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has followed the prescribed format and provided the additional disclosures required by SFAS No. 148 in the accompanying notes to consolidated financial statements for the year ended March 31, 2003. The Company must also provide the disclosures in its quarterly reports containing condensed financial statements for subsequent interim periods.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), because that instrument represents an obligation. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material affect on the Company's financial position, results of operations, or cash flows.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, FIN 45 requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The Company does not believe the adoption of FIN 45 will have any effect on its financial position or results of operations.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires that the criteria for consolidations be based upon analysis of risks and rewards, not control, and represents a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economies of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. The Company does not believe the adoption of FIN 46 will have an effect on its financial position or results of operations.

     Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- ASSET ACQUISITION

     In accordance with SFAS No. 141, "Business Combinations," the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (if any), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangible assets with indefinite useful lives acquired after June 30, 2001 are not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

     On January 6, 2003, Asera, Inc., a Delaware corporation ("Asera"), transferred all of its assets to Sherwood Partners, Inc. ("Sherwood") in an assignment for the benefit of creditors transaction. Pursuant to an Asset Purchase Agreement dated January 8, 2003, Sherwood sold to the Company the following assets it had acquired from Asera (the "Asset Acquisition"):

          (i) All cash and accounts receivable in excess of $650,000 in the aggregate;

          (ii) All equipment, machinery, computer hardware and software, materials, prototypes, tools, supplies, furniture and fixtures;

          (iii) All raw materials, work-in-process and finished goods inventory;

          (iv) All intellectual property;

          (v) Certain customer lists;

          (vi) Certain of Asera's contracts; and

          (vii) All advertising, marketing and promotional materials.

     In connection with the Asset Acquisition, the Company did not acquire from Sherwood certain of the assets of Asera including the capital stock or assets of Asera's wholly-owned subsidiaries, Asera Ltd. (UK), Asera GmbH (Germany) and Asera India (India), or any real property leases to which Asera or any of its subsidiaries is a party.

     Prior to the assignment for the benefit of creditors, Asera had developed and marketed order management and supply chain management solutions and a software platform for building flexible, composite applications that leverage existing enterprise software systems including Enterprise Resource Planning ("ERP") and other back-end packages.

     The Asera Asset Acquisition is intended to enhance the Company's potential to realize improved long-term operating results and achieve a stronger financial position, primarily through increased revenue opportunities. In addition to expanding the Company's customer base, thereby providing cross-selling opportunities with combined and comprehensive product offerings, the acquisition is intended to broaden the Company's industry focus. The acquired product offerings have been marketed to resource industries (chemicals, energy, metals, etc.) and high technology manufacturing companies.

     The aggregate purchase price of the Asera Asset Acquisition was approximately $6.5 million, including the following $3,684,000 of assumed indebtedness:

          (a) $1,065,000 of the secured indebtedness of Asera owing to Venture Lending & Leasing III, Inc., Third Coast Capital, Venture Banking Group, GATX Ventures, Inc. and Heller Financial Leasing, Inc.;

          (b) $506,000 of the secured indebtedness of Asera owing to Comdisco Ventures, Inc.;

          (c) $2,113,000 of the secured indebtedness of Asera owing to KPCB Holdings, Inc., as representative and collateral agent ("KPCB"), and certain other lenders (the "Bridge Lenders"); and

     The aggregate purchase price also includes $1,379,000 of deferred maintenance obligations assumed by the Company and approximately $1,233,000 of transaction costs (audit, legal, appraisal, etc.). The deferred maintenance represents obligations to provide support and software enhancements to certain customers over the terms of individual maintenance contracts, for which the customers had paid Asera prior to the Asset Acquisition. The Company will recognize the deferred revenue ratably over the remaining terms of the contracts. The Company also agreed to deliver from time to time, and in its sole and absolute discretion, cash to Sherwood for the purpose of paying certain unsecured creditors of Asera. Under no circumstances would the amount to be paid by the Company under this agreement exceed $500,000. The actual amount paid under this provision during the year ended March 31, 2003 was $107,150.

     The assumed indebtedness described in paragraphs (a) and (b) above was paid in full by the Company on January 8, 2003. Additionally, pursuant to a Consent and Agreement dated January 8, 2003 by and among the Company, Asera and KPCB, as the representative and collateral agent for and on behalf of the Bridge Lenders, the Company agreed to convert the assumed indebtedness described in paragraph
(c) into (i) 1,646,129 shares of the Company's common stock ("Conversion Shares") and (ii) the right to receive, in certain circumstances, an aggregate of $301,782, subject to the satisfaction of certain specified conditions including, without limitation, the approval of the Company's shareholders. The Company has agreed to prepare and file with the SEC a Form S-3 registration statement, registering the Conversion Shares for resale under the Securities Act of 1933, as amended (the "Securities Act").

     As further consideration for the purchased assets, the Company agreed to issue to Sherwood, for the benefit of unsecured creditors of Asera, a warrant to purchase an aggregate of 20,000 shares of the Company's common stock. The issuance of the warrant is subject to the satisfaction of certain specified conditions including, without limitation, the approval of the Company's shareholders. See Note 13.

     Based on the independent valuation prepared using estimates and assumptions provided by management, the total purchase price of approximately $6.5 million has been allocated as follows:

                                                               IN THOUSANDS
                                                               ------------
Accounts receivable.........................................      $  172
Property and equipment......................................         491
Amortizable intangible assets:
  Trade name................................................         170
  Software..................................................       2,400
  Customer contracts........................................         230
Goodwill....................................................       3,067
                                                                  ------
Total purchase price........................................      $6,530
                                                                  ======

     Of the total purchase price, $2.8 million was allocated to the amortizable intangible assets of trademarks, technology (software) and customer contracts. These intangible assets are being amortized over estimated useful lives of five, three and ten years, respectively. The weighted average amortization period for these intangible assets is 3.7 years. No amount of purchase price was allocated to in-process research and development.

     The following table presents selected unaudited financial information of the Company and Asera, as if the Asset Acquisition had occurred on April 1, 2001. Due to different historical fiscal period-ends for the Company and Asera, the pro forma results for the year ended March 31, 2002 combine the results of Asera for calendar year 2001 with the Company's results for the fiscal year ended March 31, 2002. The pro forma results for the year ended March 31, 2003 combine the results of the Company for the fiscal year ended March 31, 2003 (which includes Asera-related operations from January 8, 2003) with the results of Asera for nine-month period from April 1, 2002 through December 31, 2002. Asera's results for the period January 1 through January 7, 2003 are not material to this pro forma presentation.

     The pro forma results include the amortization of acquired amortizable intangible assets and the elimination of interest expense related to assumed secured debt, effective April 1, 2001.

     The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of April 1, 2001, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company. Pro forma results were as follows for the fiscal years ended March 31, 2003 and 2002:

                                                                2003        2002
                                                              ---------   ---------
                                                              IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA
                                                                   (UNAUDITED)
Revenues....................................................  $ 38,158    $ 39,481
Net loss....................................................  $(17,761)   $(83,396)
Basic and diluted net loss per share........................  $  (2.79)   $ (13.68)

NOTE 3 -- STOCK SALE AND RELATED AGREEMENTS

     Related to the Asset Acquisition (see Note 2), on January 8, 2003, in a private placement transaction, the Company sold 1,205,354 shares of common stock to KPCB for cash consideration of $1,301,782. In connection with the private placement transaction, the Company agreed that for so long as KPCB owns at least 200,000 shares, it will use its best efforts to cause two designees of KPCB to be appointed to its board of directors. Effective immediately following the closing of the transaction, a general partner of KPCB was named to the Company's board of directors as one of these two designees. In accordance with the agreement, the Company has filed a registration statement under the Securities Act to register the 1,205,354 private placement shares with the SEC.

     The Company also entered into a two-year Consulting Agreement with KPCB on January 8, 2003, pursuant to which KPCB agreed to provide certain consulting services to the Company in exchange for the issuance of certain performance warrants to purchase up to 2,500,000 shares of the Company's common stock, effective upon the satisfaction of certain specified conditions including, without limitation, the approval of the Company's shareholders. The Company has agreed to prepare and file a registration statement under the Securities Act registering the resale of the shares issuable upon exercise of these warrants (see Note 13).

NOTE 4 -- RESTRUCTURING COSTS

     In June 2002, in response to ongoing operating losses and the general slowdown in the economy, the Company adopted a formal plan to reduce operating costs. A key component of the plan was a shift from the Company's direct sales strategy for its insurance solutions to a strategy whereby the Company would enter into alliances with strategic partners to continue to market its insurance solutions. This allowed the Company to reduce operating costs while focusing its direct sales efforts on the SEEC Mosaic(TM) Studio product line.

     In connection with these actions, during the quarterly period ended June 30, 2002, the Company recorded restructuring costs of $344,253 in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. Included in the charge was $63,018 for the abandonment and write-off of excess property and equipment. An accrued liability was recorded for the remaining $281,235. Of this amount, $146,235 was recorded for workforce reduction, consisting of severance and extended insurance benefits attributable to 10 employees, primarily in the Company's sales and marketing functions. The remaining $135,000 represents an accrual for noncancelable lease payments, less management's estimates of sublease income. These estimates are evaluated by the Company quarterly and are subject to change, based on actual events.

     All charges associated with the restructuring are included as restructuring costs under operating expenses in the statement of operations. Below is a summary of the restructuring costs:

                                                      CHARGED TO
                                                      OPERATIONS                        RESTRUCTURING
                                                     THREE MONTHS       TOTAL CASH      LIABILITIES AT
                                                         ENDED       PAYMENTS THROUGH     MARCH 31,
                                                     JUNE 30, 2002    MARCH 31, 2003         2003
                                                     -------------   ----------------   --------------
Cash Provisions:
  Workforce reduction..............................    $146,235         $(146,235)         $    --
  Non-cancelable leases............................     135,000           (50,625)          84,375
                                                       --------         ---------          -------
                                                        281,235         $(196,860)         $84,375
                                                                        =========          =======
Non-cash:
  Write-off of excess property and equipment.......      63,018
                                                       --------
                                                       $344,253
                                                       ========

NOTE 5 -- INTANGIBLE ASSETS

     In prior years, the Company assessed long-lived assets for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under those rules, the Company reviewed for impairment of long-lived assets, and certain identifiable intangibles to be held and used, whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The Company evaluated any possible impairment of long-lived assets using estimates of undiscounted future cash flows. If an impairment loss was to be recognized, it was measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluated the fair value of its long-lived assets and intangibles using primarily the estimated discounted future cash flows method.

     The results of such an evaluation performed in March 2001 indicated significant impairment of certain assets, primarily intangible assets acquired with the Company's purchase of Mozart Systems Corporation in 1999. As a consequence, in March 2001, the Company wrote down $2,092,333 of Mozart intangible assets and equipment, and certain Company trademark costs. A March 2002 evaluation of long-lived assets indicated impairment of certain assets, primarily goodwill acquired with the Company's purchase of ERA Software Systems Private, Limited in 1998, resulting in a write-down of $136,166.

     The write-downs of impaired assets had no impact on the Company's cash flow or its ability to generate cash flow in the future. As a result of the charge, depreciation and amortization expense related to these assets will decrease in subsequent periods.

     On April 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company examines on a periodic basis the carrying value of its long-lived and intangible assets, other than goodwill, to determine whether there are any impairment losses. If indicators of impairment were present in long-lived and intangible assets used in operations and undiscounted future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period the impairment is identified based on the fair value of the asset. The Company believes that the remaining carrying values of its other long-lived and intangible assets were realizable as of March 31, 2003.

     Additionally, on April 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly, no longer amortizes goodwill and other intangible assets with indefinite lives. Also under SFAS No. 142, the Company performs annual impairment tests of the carrying value of its goodwill by reporting unit.

     The following pro forma financial information reflects consolidated results adjusted as if SFAS No. 142 had been adopted for all periods presented:

                                                                  YEAR ENDED MARCH 31,
                                                         ---------------------------------------
                                                            2003          2002          2001
                                                         -----------   -----------   -----------
Reported net loss......................................  $(4,158,411)  $(6,258,434)  $(8,330,618)
Goodwill amortization..................................           --       143,480       163,622
                                                         -----------   -----------   -----------
Adjusted net loss......................................  $(4,158,411)  $(6,114,954)  $(8,166,996)
                                                         ===========   ===========   ===========
Reported basic and diluted loss per share..............  $     (0.65)  $     (1.03)  $     (1.37)
Goodwill amortization per share........................           --          0.03          0.03
                                                         -----------   -----------   -----------
Adjusted basic and diluted loss per share..............  $     (0.65)  $     (1.00)  $     (1.34)
                                                         ===========   ===========   ===========

     The Company amortizes the trade name related to the Asera Acquisition using the straight-line method over its estimated useful life of five years. The intangible asset pertaining to the Company's acquired Asera software is being amortized over three years. The values assigned to Asera's customer contracts and to customer contracts related to the Company's August 1999 acquisition of Mozart are being amortized with remaining useful lives as of March 31, 2003 of ten years and one year, respectively.

     The following is a summary of goodwill and amortizable intangible assets as of March 31, 2003:

                                                 GROSS                     WEIGHTED AVERAGE
                                                CARRYING    ACCUMULATED     REMAINING LIFE
                                                 AMOUNT     AMORTIZATION      (IN YEARS)
                                               ----------   ------------   ----------------
Amortized intangible assets:
  Trade names................................  $  204,207     $ 27,978           4.75
  Software...................................   2,400,000      200,000           2.75
  Customer contracts (Asera).................     230,000        5,750           9.75
  Customer contracts (Mozart)................     121,000       94,111           1.00
                                               ----------     --------
                                               $2,955,207     $327,839           3.46
                                               ==========     ========
Unamortized intangible assets:
  Goodwill...................................  $3,067,091
                                               ==========

     For the fiscal year ended March 31, 2003, amortization expense of intangible assets was $252,580. Of this amount, $200,000 is included in cost of software license and maintenance fees. The remaining amount of $52,580 for the fiscal year ended March 31, 2003, and the amortization expense of $177,258 and $558,783 for the fiscal years ended March 31, 2002 and 2001, respectively, is included as separate components of operating expenses in the accompanying consolidated statements of operations. The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years as of March 31, 2003:

2004........................................................   $899,000
2005........................................................    857,000
2006........................................................    657,000
2007........................................................     57,000
2008........................................................     49,000

NOTE 6 -- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     Two customers accounted for 26% and 11% of sales during the year ended March 31, 2003. One of those customers accounted for 14% of accounts receivable outstanding at March 31, 2003. Two customers accounted for 12% and 11% of sales during the year ended March 31, 2002. One of those customers accounted for 16% of accounts receivable outstanding at March 31, 2002. No single customer accounted for more than 10% of sales during the year ended March 31, 2001.

     For the year ended March 31, 2003, export sales to non-affiliates accounted for 34% of total revenues, including Europe -- 21% and Asia -- 11%. For the year ended March 31, 2002, export sales to non-affiliates accounted for 32% of total revenues, including Asia -- 15% and Europe -- 10%. For the year ended March 31, 2001, export sales to non-affiliates accounted for 32% of total revenues, including Asia -- 20% and Europe -- 8%.

     At March 31, 2003, the net book value of long-lived assets located outside of the United States consisted of Asia -- $268,278 and Europe -- $6,615. At March 31, 2002, the net book value of long-lived assets located outside of the United States consisted of Asia -- $311,327 and Europe -- $13,248.

NOTE 7 -- SHORT-TERM INVESTMENTS

     Short-term investments consist of the following:

                                                           AMORTIZED    UNREALIZED      MARKET
                                                              COST      GAIN (LOSS)     VALUE
                                                           ----------   -----------   ----------
March 31, 2003:
  Corporate bonds........................................  $  526,004   $   11,030    $  537,034
                                                           ==========   ==========    ==========
March 31, 2002:
  Corporate bonds........................................  $2,486,878   $  (13,492)   $2,473,386
  State agency and municipal bonds.......................   1,449,169        9,857     1,459,026
                                                           ----------   ----------    ----------
                                                           $3,936,047   $   (3,635)   $3,932,412
                                                           ==========   ==========    ==========

     Management does not anticipate realization of the March 31, 2003 holding gain in the upcoming year due to the anticipated adequacy of cash and cash equivalents currently held to fund operating requirements.

NOTE 8 -- PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consists of the following:

                                                                     MARCH 31,
                                                             -------------------------
                                                                2003          2002
                                                             -----------   -----------
Land.......................................................  $   153,324   $   153,324
Building in progress.......................................       39,431        39,431
Computer equipment.........................................      891,627       673,044
Purchased software and other equipment.....................      557,745       440,484
Furniture and fixtures.....................................      363,934       496,093
Leasehold improvements.....................................      150,494       226,690
                                                             -----------   -----------
Total property and equipment...............................    2,156,555     2,029,066
Accumulated depreciation and amortization..................   (1,332,683)   (1,197,946)
                                                             -----------   -----------
Property and equipment, net................................  $   823,872   $   831,120
                                                             ===========   ===========

NOTE 9 -- NOTE PAYABLE

     The note payable was assumed as partial consideration for the assets acquired in the Asera Asset Acquisition (see Note 2), and consists of $2,112,525 of secured indebtedness of Asera owing to KPCB, as representative and collateral agent, and certain other lenders. Subject to shareholder approval, the Company agreed to convert the assumed indebtedness, with no addition for accrued interest, into (i) 1,646,129 shares of the Company's common stock and (ii) the right to receive, in certain circumstances, an aggregate of $301,782 in cash.

     Pursuant to the terms of the related consent and agreement, if the satisfaction of the conditions to the conversion of the note payable, including shareholder approval of such conversion, does not occur by August 15, 2003, the note (with accrued interest at 8% per annum) will become immediately due and payable on such date.

NOTE 10 -- INTEREST AND OTHER INCOME, NET

     Interest and other income, net consists of the following:

                                                                    YEAR ENDED MARCH 31,
                                                              --------------------------------
                                                                2003       2002        2001
                                                              --------   --------   ----------
Interest income, net........................................  $272,790   $634,905   $1,437,284
Write-down of impaired marketable investment................        --         --      (48,467)
Other realized gains (losses), net..........................     8,061     54,903      (55,771)
Foreign currency translation losses.........................   (26,634)    (5,345)     (17,565)
Other.......................................................    (8,081)    (4,629)      (7,780)
                                                              --------   --------   ----------
                                                              $246,136   $679,834   $1,307,701
                                                              ========   ========   ==========

NOTE 11 -- CAPITAL STOCK

     In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3,000,000 to buy shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises, employee stock purchase plan transactions, and for other corporate purposes. Through March 31, 2003, the Company has used $1,885,649 to repurchase 473,175 shares, of which 278,626 shares were reissued under Employee Stock Purchase Plan transactions, stock option exercises, and stock warrant exercises. Repurchased shares are recorded as treasury shares.

NOTE 12 -- STOCK OPTIONS

     The Company has two stock option plans (the "Plans") that provide for the granting of stock options to officers and key employees. The 1994 Stock Option Plan provides for a maximum of 226,305 common shares that may be awarded during the Plan's ten-year term. The 1997 Stock Option Plan provides for a maximum of 1,300,000 common shares that may be awarded through June 2007. Of the total 1,526,305 common shares eligible for award under the Plans, 1,512,936 shares have been issued through March 31, 2003. The purpose of the Plans is to promote the interests of the Company and its shareholders by providing key employees with additional incentives to continue the success of the Company.

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

     Activity related to qualified stock options issued under the Plans is summarized below:

                                                           YEAR ENDED MARCH 31,
                                   --------------------------------------------------------------------
                                           2003                    2002                   2001
                                   ---------------------   --------------------   ---------------------
                                               WEIGHTED               WEIGHTED                WEIGHTED
                                                AVERAGE                AVERAGE                 AVERAGE
                                               EXERCISE               EXERCISE                EXERCISE
                                                 PRICE                  PRICE                   PRICE
FIXED OPTIONS                       SHARES     PER SHARE    SHARES    PER SHARE    SHARES     PER SHARE
-------------                      ---------   ---------   --------   ---------   ---------   ---------
Outstanding at beginning of
  year...........................    836,170     $3.99      588,796     $5.30       666,771     $5.34
Granted..........................    723,832     $1.11      347,200     $1.73        51,450     $4.23
Exercised........................    (10,095)    $0.44       (7,965)    $0.44        (2,200)    $4.86
Canceled.........................   (214,193)    $2.97      (91,861)    $4.12      (127,225)    $5.06
                                   ---------               --------               ---------
Outstanding at end of year.......  1,335,714     $2.63      836,170     $3.99       588,796     $5.30
                                   =========               ========               =========
Options exercisable at end of
  year...........................    470,815                381,182                 263,989
                                   =========               ========               =========
Weighted average fair value of
  options granted during the
  year...........................  $    0.64               $   1.05               $    2.68
                                   =========               ========               =========

     The following table summarizes information about qualified stock options outstanding at March 31, 2003:

                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  ------------------------------------   ---------------------
                                WEIGHTED     WEIGHTED                WEIGHTED
                                AVERAGE       AVERAGE                 AVERAGE
    RANGE OF                   REMAINING     EXERCISE                EXERCISE
    EXERCISE       NUMBER     CONTRACTUAL      PRICE      NUMBER       PRICE
     PRICES       OF SHARES   LIFE (YEARS)   PER SHARE   OF SHARES   PER SHARE
    --------      ---------   ------------   ---------   ---------   ---------
$1.09              654,332        9.78        $ 1.09           --     $   --
$1.30 -- $1.86     253,400        8.95        $ 1.53       77,533     $ 1.60
$2.07 -- $3.62      70,787        6.03        $ 2.80       67,937     $ 2.82
$4.00 -- $5.58     239,551        6.40        $ 4.69      207,701     $ 4.61
$6.00 -- $8.50      82,644        5.20        $ 6.25       82,644     $ 6.25
$16.25              35,000        4.92        $16.25       35,000     $16.25
                  ---------                               -------
                  1,335,714       8.41        $ 2.63      470,815     $ 5.01
                  =========                               =======

     Activity related to non-qualified stock options is summarized below:

                                                           YEAR ENDED MARCH 31,
                                   --------------------------------------------------------------------
                                           2002                    2001                   2000
                                   ---------------------   --------------------   ---------------------
                                               WEIGHTED               WEIGHTED                WEIGHTED
                                                AVERAGE                AVERAGE                 AVERAGE
                                               EXERCISE               EXERCISE                EXERCISE
                                                 PRICE                  PRICE                   PRICE
FIXED OPTIONS                       SHARES     PER SHARE    SHARES    PER SHARE    SHARES     PER SHARE
-------------                      ---------   ---------   --------   ---------   ---------   ---------
Outstanding at beginning of
  year...........................    348,052     $5.55      298,052     $6.15       148,052     $8.44
Granted..........................     50,000     $0.76       50,000     $1.98       150,000     $3.89
Forfeited........................    (30,000)    $1.91           --     $  --            --     $  --
                                   ---------               --------               ---------
Outstanding at end of year.......    368,052     $5.20      348,052     $5.55       298,052     $6.15
                                   =========               ========               =========
Options exercisable at end of
  year...........................    288,052                235,552                 203,052
                                   =========               ========               =========

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

     Non-qualified stock options outstanding at March 31, 2003 were exercisable as follows:

    EXERCISE   NUMBER OF
     PRICE      SHARES                           EXERCISABLE
    --------   ---------                         -----------
    $ 0.76..     40,000    10,000 each at August 8, 2003, 2004, 2005, and 2006
    $ 1.98..     40,000    10,000 each at August 10, 2002, 2003, 2004, and 2005
    $ 3.00..     40,000    10,000 each at August 10, 2001 and September 1, 2002,
                           2003, and 2004
    $ 3.62..      9,052    4,526 each at August 30, 1997 and 1998
    $ 4.00..     20,000    At October 1, 1999
    $ 4.00..     20,000    5,000 each at August 24, 2000, 2001, 2002 and 2003
    $ 4.33..    100,000    At September 21, 2000
    $ 6.00..     60,000    15,000 each at August 12, 1999, 2000, 2001 and 2002
    $ 8.25..      9,000    3,000 each at April 1, June 1, and August 1, 1998
    $20.75..     30,000    10,000 each at August 8, 1998, 1999 and 2000

EMPLOYEE STOCK PURCHASE PLAN:

     On August 6, 1998, the Company adopted the SEEC, Inc. 1998 Employee Stock Purchase Plan (the "ESPP"), which provides for 300,000 shares of the Company's common stock to be issued pursuant to purchase rights granted to employees. Under the ESPP, eligible employees can elect to have up to 10% of their earnings withheld, subject to certain limitations, to be used to purchase shares of common stock on specified dates within 24-month offering periods. In addition, the Compensation Committee of the Company's Board of Directors may designate certain offering periods during which employees may purchase shares of common stock for cash. The purchase price per share is eighty-five percent (85%) of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period or (ii) the fair market value on the semi-annual purchase date. Under the ESPP, the Company issued common shares totaling 53,699, 26,362 and 49,862 at an average price of $0.77, $1.72 and $3.30 during the years ended March 31, 2003, 2002 and 2001, respectively. In accordance with APB 25, the Company does not recognize compensation cost related to employee purchase rights under the Plan and, therefore, there are no charges or credits to income in connection with the ESPP.

NOTE 13 -- COMMON STOCK WARRANTS

     Except as noted below, warrants were outstanding to purchase 30,833, 10,833 and 194,500 shares of the Company's common stock, at March 31, 2003, 2002 and 2001, respectively. Warrants for 194,500 shares expired on January 22, 2002. The Company recorded expense of $10,781 for the value of 10,833 warrants issued for services during the year ended March 31, 2002. The value of the warrants was estimated as of the date of grant using the Black-Scholes pricing model. These warrants were outstanding at March 31, 2003, are exercisable at $2.07 per share, and will expire on July 12, 2004. Warrants were exercised to purchase 12,500 shares in March 2000.

     In connection with the purchase of the Asera assets from Sherwood Partners (see Note 2), the Company agreed to issue to Sherwood Partners, for the benefit of the unsecured creditors of Asera, a warrant to purchase up to 20,000 shares of Company common stock at an exercise price of $1.35 per share. The issuance of the creditor warrant is subject to the approval of the Company's shareholders. If approved, the creditor warrant is expected to be issued in August 2003, at which time the warrant will be valued and characterized as partial consideration for the Asset Acquisition. This warrant may be exercised at any time from the date it is issued until the second anniversary of its issuance.

     On January 8, 2003, concurrent with the completion of the Asset Acquisition, the Company entered into a two-year consulting agreement with KPCB ("Consulting Agreement") pursuant to which KPCB agreed to provide certain consulting services to the Company in exchange for the issuance of three separate performance warrants ("Consulting Warrants") to purchase, in the aggregate, up to 2,500,000 shares of the Company's common stock, effective upon the satisfaction of certain specified conditions including, without limitation, the approval of the Company's shareholders. The Company has agreed to file a registration statement upon exercise of the warrants for resale under the Securities Act. The Consulting Warrants may be exercised for cash or through a cashless net exercise.

     In accordance with generally accepted accounting principles, no effect has been recorded related to the Consulting Warrants through March 31, 2003, pending shareholder approval.

     The first Consulting Warrant is exercisable for up to 1,000,000 shares of Company common stock at an exercise price of $1.10 per share. If approved by the Company's shareholders at the Company's Annual Meeting planned for August 2003, the warrant will be issued and will be immediately exercisable as of the eighth day of each calendar month from February 2003 to the date of such approval, for 41,667 shares of common stock at each monthly exercise date. Thereafter, the warrant will become exercisable for an additional 41,667 shares each month through December 2004. On or after January 8, 2005, the warrant will become exercisable for the entire 1,000,000 shares of common stock. In addition, the warrant will automatically become exercisable for the full 1,000,0000, upon certain occurrences. The warrant may be exercised at any time until the fifth anniversary of its date of issuance. If the issuance of the warrant is approved, the Company will value the first Consulting Warrant as a series of twenty-four individual warrants and will initially record as expense the value of the individual warrants as of the date of shareholder approval. Thereafter, additional expense will be recorded as warrants become exercisable each month, through the two-year term of the underlying consulting agreement. The value of the warrants will be determined according to the Black-Scholes pricing model.

     The second consulting warrant will be exercisable for 500,000 shares of common stock at an exercise price of $1.35 per share, subject to shareholder approval, if the Company's aggregate reported revenues for fiscal year ending March 31, 2004 are at least $16,000,000. Otherwise, the warrant is not exercisable. If exercisable, the warrant may be exercised at any time from April 1, 2004 through April 1, 2009.

     The third consulting warrant will be exercisable for 1,000,000 shares of the Company's common stock at an exercise price of $1.80 per share, subject to shareholder approval, if aggregate reported revenues for fiscal year ending March 31, 2004 are at least $20,000,000. If the Company's revenues for that fiscal year are between $16,000,000 and $20,000,000, then the warrant will be exercisable for a pro-rata portion of the full 1,000,000 shares of common stock. If the Company's revenues for that fiscal year are $16,000,000 or less, the warrant will not be exercisable. The warrant, if exercisable, may be exercised at any time from April 1, 2004 through April 1, 2009.

     The ultimate values of the second and third consulting warrants, if issuance is approved by shareholders, will be contingent upon the Company's attaining the prescribed revenue goals for fiscal year 2004. No accounting recognition will be given to these warrants, unless and until the revenue goals are attained. Then, the warrant(s) would be valued according to the Black-Scholes pricing model and the resulting expense would be recorded in the fourth quarterly period of the year ending March 31, 2004.

NOTE 14 -- INCOME TAXES

     The components of the net deferred tax asset are as follows:

                                                                     MARCH 31,
                                                             -------------------------
                                                                2003          2002
                                                             -----------   -----------
Tax effect of Federal and state net operating loss
  carryforwards............................................  $ 7,220,900   $ 5,669,800
Tax effect of Section 481(a) adjustment....................           --      (263,700)
Depreciation and amortization and asset impairment.........    1,086,600     1,117,400
Tax effect of unrealized gains and losses on investments...        4,500        (1,500)
                                                             -----------   -----------
Deferred tax asset.........................................    8,312,000     6,522,000
Valuation allowance........................................   (8,312,000)   (6,522,000)
                                                             -----------   -----------
Deferred tax asset, net....................................  $        --   $        --
                                                             ===========   ===========

     Pretax losses of the Company's foreign operations for the years ended March 31, 2003, 2002 and 2001 were $(492,003), $(621,717) and $(466,230), respectively.

     The Company had unused net operating loss carryforwards available at March 31, 2003, as follows:

                                               NET OPERATING LOSS
                                                 CARRYFORWARDS
EXPIRES DURING YEAR                       ----------------------------
ENDING MARCH 31,                            FEDERAL           STATE
-------------------                       -----------      -----------
      2004..............................  $        --      $   179,831
      2005..............................           --          411,986
      2006..............................           --          133,144
      2007..............................           --          874,949
      2008..............................           --          204,712
      2010..............................           --        1,637,221
      2011..............................           --        2,081,034
      2012..............................       31,875        2,310,875
      2013..............................       66,790        3,431,813
      2019..............................       10,000               --
      2020..............................    3,595,899          212,761
      2021..............................    4,996,328          106,892
      2022..............................    5,698,021               --
      2023..............................    3,431,813               --
                                          -----------      -----------
                                          $17,830,726      $11,585,218
                                          ===========      ===========

     If substantial changes in the Company's ownership should occur, as defined by Section 382 of the Internal Revenue Code ("the Code"), there could be annual limitations on the amount of carryforwards that can be realized in future periods. The Company has completed several refinancings since its inception and has incurred ownership changes, as defined under the Code, which could have an impact on the Company's ability to use these operating loss carryforwards.

NOTE 15 -- NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted EPS is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

     The Company's operations are conducted from leased facilities, all of which are under noncancelable operating leases. Effective October 1, 2002, the Company renegotiated the lease on its headquarters facility, resulting in an extension of the lease term and reductions in the lease rate and the space leased. The new noncancelable operating lease expires in October 2007. In addition to the base rent, the lease provides for adjustments relating to changes in real estate taxes and other operating expenses. The Company also rents an office facility in Redwood Shores, California, sales offices in Chicago and New York, and the office facilities of the Company's subsidiaries based in Delaware, the United Kingdom, and India.

     Future minimum rental payments as of March 31, 2003 under leases having initial noncancelable lease terms in excess of one year are as follows:

YEAR ENDING MARCH 31,
---------------------
      2004..............................................   $  776,219
      2005..............................................      625,206
      2006..............................................      386,865
      2007..............................................      348,403
      2008..............................................       78,233
                                                           ----------
                                                           $2,214,926
                                                           ==========

     Total rent expense incurred for all leases during the years ended March 31, 2003, 2002 and 2001 amounted to $585,399, $533,843 and $489,827, respectively.

     The Company has employment agreements with certain key employees that provide for minimum annual salaries and automatic annual renewals at the end of the initial two-year term. The agreements generally contain, among other things, confidentiality agreements, assignment to the Company of inventions made during employment (and under certain circumstances for two years following termination of employment) and non-competition agreements for the term of the agreements plus two years. Two executive employment/severance agreements provide for payments upon termination of employment, either under not-for-cause circumstances or if the key employee resigns for good reason, as defined. The maximum contingent liability under these agreements was approximately $342,000 at March 31, 2003.

     The Company had outstanding irrevocable letters of credit of approximately $87,000 at March 31, 2003.

     The Company is subject to claims and suits that arise from time to time in the ordinary course of its business. While it is not possible to predict the ultimate outcome of such matters, the Company believes that if it were to incur a loss in any such matter, such loss would not have a material effect on the Company's business, financial condition or results of operations. The Company intends to continue to defend itself vigorously in all such matters that may arise.

NOTE 17 -- OTHER ACCRUED EXPENSES

     Other accrued expenses consists of the following:

                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Accrued professional fees and other expenses in connection
  with the Asera asset acquisition (see Note 2).............  $423,499   $     --
Accrued legal and accounting fees...........................   128,015    106,014
Accrued rent, including net lease obligation in connection
  with restructuring (see Note 4)...........................   156,257     12,656
Printing and distribution costs -- financial reporting and
  regulatory filings........................................    32,000     40,000
Accrued sales and marketing costs...........................    42,750     35,000
Other.......................................................   165,719     50,903
                                                              --------   --------
                                                              $948,240   $244,573
                                                              ========   ========

NOTE 18 -- VALUATION AND QUALIFYING ACCOUNTS

     The following is a summary of the Company's valuation and qualifying account activity:

                                                                 ADDITIONS    DEDUCTIONS
                                                    BALANCE AT   CHARGED TO   CREDITED TO   BALANCE AT
                                                    BEGINNING    COSTS AND     ACCOUNTS       END OF
DESCRIPTION                                         OF PERIOD     EXPENSES    RECEIVABLE      PERIOD
-----------                                         ----------   ----------   -----------   ----------
Allowance for doubtful accounts for Accounts
  Receivable -- Trade for the year ended:
     MARCH 31, 2003...............................   $ 20,000     $ 30,000     $     --      $50,000
     MARCH 31, 2002...............................   $ 75,000     $ 13,162     $ 68,162      $20,000
     MARCH 31, 2001...............................   $100,000     $152,117     $177,117      $75,000

NOTE 19 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended March 31, 2003 and 2002 is as follows (in thousands, except per share data):

YEAR ENDED MARCH 31, 2003                                 FIRST    SECOND     THIRD    FOURTH
-------------------------                                -------   -------   -------   -------
Revenues...............................................  $   744   $   919   $ 1,034   $ 2,846
Gross profit...........................................      460       429       576     1,721
Net loss...............................................   (1,560)     (886)     (546)   (1,167)
Basic and diluted net loss per share...................    (0.26)    (0.15)    (0.09)    (0.16)

YEAR ENDED MARCH 31, 2002                                 FIRST    SECOND     THIRD    FOURTH
-------------------------                                -------   -------   -------   -------
Revenues...............................................  $   600   $   621   $   572   $   592
Gross profit...........................................      238       288       275       286
Net loss...............................................   (1,561)   (1,487)   (1,482)   (1,728)
Basic and diluted net loss per share...................    (0.26)    (0.24)    (0.24)    (0.28)

     The financial results for the first, second, and third quarters of the year ended March 31, 2003 have been restated. The restatements arose from a correction in accounting for sales of annual software licenses that include maintenance (also known as "post contract support" or "customer support and upgrades"). The Company's original accounting treatment for these transactions was to apportion the total fees to the transaction components -- software license and maintenance. Revenues for the license component were recognized upon delivery of the software to the customer, and maintenance revenues were recognized ratably over the twelve-month agreement period. The Company determined that the proper accounting treatment for these transactions is to recognize both the software license and maintenance revenues ratably over the twelve-month license term. The Quarterly Reports on Form 10-Q for the quarters ended June 30, 2002, September 30, 2002 and December 31, 2002 will be amended.

     For the quarter ended June 30, 2002, the restatement amounts to a reduction of the Company's consolidated revenues by $67,753, or 8.3%, and an increase in the net loss by $67,753, or 4.5%. The net loss per share increased from $0.25 to $0.26.

     For the quarter ended September 30, 2002, the restatement amounts to a reduction of the Company's consolidated revenues by $8,062, or 0.9%, and an increase in the net loss by $8,062, or 0.9%. The net loss per share increased from $0.14 to $0.15.

     For the quarter ended December 31, 2002, the restatement amounts to a reduction of the Company's consolidated revenues by $103,681, or 9.1%, and an increase in the net loss by $103,681, or 23.5%. The net loss per share increased from $0.07 to $0.09.

     Certain amounts in the periods presented have been reclassified to conform to current presentation standards.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF SEEC

     Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our 2003 Annual Meeting of Shareholders and is incorporated herein by reference to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our 2003 Annual Meeting of Shareholders and is incorporated herein by reference to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our 2003 Annual Meeting of Shareholders and is incorporated herein by reference to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our 2003 Annual Meeting of Shareholders and is incorporated herein by reference to this Item 13.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures

     As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the required evaluation, our Chief Executive Officer and Chief Financial Officer believe that, as of the date of completion of the evaluation, our Company's disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     In connection with the adoption and implementation of the rules described above and from time to time thereafter, we have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation of, our disclosure controls and procedures, including our internal controls and procedures for financial reporting. We may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that our systems evolve with, and meet the needs of, our business. These changes may include changes necessary or desirable to address recommendations of our management and/or our independent auditors, including any recommendations of our independent auditors arising out of their recently completed audit, and any future audits, of our financial statements. These changes may include changes to our own systems, as well as to the systems of businesses that we have acquired or that we may acquire in the future and will, if made, be intended to enhance the effectiveness of our controls and procedures.

     (b) Changes in internal controls

     None.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report

  1. FINANCIAL STATEMENTS. The following financial statements are filed as part of this Annual Report on Form 10-K:

                                                                PAGE
                                                               NUMBER
                                                               ------
Report of Independent Certified Public Accountants..........      38
Consolidated Balance Sheets as of March 31, 2003 and 2002...      39
Consolidated Statements of Operations for the years ended
  March 31, 2003, 2002 and 2001.............................      40
Consolidated Statements of Shareholders' Equity for the
  years ended March 31, 2003, 2002 and 2001.................      41
Consolidated Statements of Cash Flows for the years ended
  March 31, 2003, 2002 and 2001.............................      42
Notes to Consolidated Financial Statements..................   43-60

  2. FINANCIAL STATEMENT SCHEDULES. Financial Statement Schedules have been omitted because the required information is not present in amounts sufficient to require submission of a schedule, or because the information required is included in the financial statements or in a footnote thereto.

  3. EXHIBITS. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

 EXHIBIT
   NO.                               DESCRIPTION
 -------     ------------------------------------------------------------
 2.1 (5)     Agreement and Plan of Merger dated July 16, 1999 between the
             Registrant and Mozart Systems Corporation.
 3.1 (1)     The Registrant's Amended and Restated Articles of
             Incorporation.
 3.2 (1)     The Registrant's Amended and Restated Bylaws.
10.1 (1)     SEEC, Inc. 1994 Stock Option Plan.
10.2 (1)     Registration Rights Agreement dated as of August 15, 1996
             among the Registrant and certain of its shareholders.
10.3 (1)     Agreement dated July 16, 1996 between the Registrant and Raj
             Reddy.
10.4 (2)     SEEC, Inc. 1997 Stock Option Plan.
10.5 (4)     Asset Purchase Agreement dated August 7, 1998, between the
             Registrant and ERA.
10.6 (3)     SEEC, Inc. 1998 Employee Stock Purchase Plan.
10.7 (5)     Employment Agreement dated August 3, 1999 between Mozart
             Systems Corporation and Alan P. Parnass.
10.8 (5)     Non-Competition Agreement dated August 3, 1999 between
             Mozart Systems Corporation and Alan P. and Kim I. Parnass.
10.9 (6)     Agreement and Release dated March 7, 2000 between the
             Registrant and Allen Gart.
10.10 (6)    Employment Agreement dated March 10, 2000 between the
             Registrant and Ravindra Koka.

 EXHIBIT
   NO.                               DESCRIPTION
 -------     ------------------------------------------------------------
10.11 (6)    Employment Agreement dated March 10, 2000 between the
             Registrant and John D. Godfrey.
10.12 (6)    Employment Agreement dated March 10, 2000 between the
             Registrant and Richard J. Goldbach.
10.13 (7)    Agreement dated September 22, 2000 between the Registrant
             and Alan Parnass.
10.14 (8)    Employment Agreement dated February 2, 2001 between the
             Registrant and Alan Parnass.
10.15 (9)    Employment Agreement dated November 15, 1993 between the
             Registrant and Shankar Krish.
10.16 (10)   Employment Agreement dated June 13, 2001 between the
             Registrant and Bruce W. Cameron.
10.17 (11)   SEEC, Inc. 2000 Non-Employee Directors Stock Option Plan.
10.18 (12)   Asset Purchase Agreement dated as of January 8, 2003 by and between Sherwood Partners, Inc. and SEEC, Inc.
10.19 (12)   Common Stock Purchase Agreement dated as of January 8, 2003 by and between SEEC, Inc. and KPCB Holdings, Inc.
10.20 (12)   Bridge Loan Assumption Agreement dated as of January 8, 2003 by and among Sherwood Partners, Inc., SEEC, Inc., and KPCB
             Holdings, Inc.
10.21 (12)   Consent and Agreement dated as of January 8, 2003 by and
             among KPCB Holdings, Inc., Asera, Inc., Sherwood Partners,
             Inc., and SEEC, Inc.
10.22 (12)   Consulting Agreement dated as of January 8, 2003 by and
             between SEEC, Inc. and KPCB Holdings, Inc.
21.1 (6)     Subsidiaries of the Company.
23.1         Consent of BDO Seidman, LLP
99.1         Certification of Chief Executive Officer Pursuant To 18
             U.S.C. Section 1350, As Adopted Pursuant To Section 906 of
             The Sarbanes-Oxley Act Of 2002.
99.2         Certification of Chief Financial Officer Pursuant To 18
             U.S.C. Section 1350, As Adopted Pursuant To Section 906 of
             The Sarbanes-Oxley Act Of 2002.

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

 (8) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000, File No. 0-21985.

 (9) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, File No. 0-21985.

(10) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 0-21985.

(11) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No. 0-21985.

(12) Incorporated by reference to Exhibits to the Company's Report on Form 8-K dated January 8, 2003, File No. 0-21985.

          (b) Reports on Form 8-K:

     On January 23, 2003 we filed a Current Report on Form 8-K dated January 8, 2003 in connection with our entry into an agreement to acquire certain of the assets and business of Asera, Inc. (Item 2), and in connection with the equity investment from KPCB Holdings, Inc. (Item 5).

     On March 24, 2003 we filed a Current Report on Form 8-K/A dated January 8, 2003 (Item 7) in order to file the financial statements and pro forma financial information required by Item 7 of Form 8-K, in connection with our acquisition of certain of the assets, liabilities and business of Asera, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEEC, INC.
June 30, 2003
                                          By:        /s/ RAVINDRA KOKA
                                            ------------------------------------
                                                       Ravindra Koka
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       SIGNATURE AND TITLE                                     DATE
                       -------------------                                     ----

                        /s/ RAVINDRA KOKA                                  June 30, 2003
   ------------------------------------------------------------
                          Ravindra Koka
         President, Chief Executive Officer and Director

                     /s/ RICHARD J. GOLDBACH                               June 30, 2003
   ------------------------------------------------------------
                       Richard J. Goldbach
              Treasurer and Chief Financial Officer

                      /s/ GLEN F. CHATFIELD                                June 30, 2003
   ------------------------------------------------------------
                        Glen F. Chatfield
                Chairman of the Board and Director

                        /s/ RADHA R. BASU                                  June 30, 2003
   ------------------------------------------------------------
                          Radha R. Basu
                             Director

                        /s/ BEVERLY BRUCE                                  June 30, 2003
   ------------------------------------------------------------
                          Beverly Bruce
                             Director

                      /s/ ABRAHAM OSTROVSKY                                June 30, 2003
   ------------------------------------------------------------
                        Abraham Ostrovsky
                             Director

                         /s/ VINOD KHOSLA                                  June 30, 2003
   ------------------------------------------------------------
                           Vinod Khosla
                             Director

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ravindra Koka, certify that:

     1. I have reviewed this Annual Report on Form 10-K of SEEC, Inc. for the year ended March 31, 2003;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    /s/ RAVINDRA KOKA
                                          --------------------------------------
                                                      Ravindra Koka
                                          President, Chief Executive Officer and
                                                         Director

Date: June 30, 2003

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard J. Goldbach, certify that:

     1. I have reviewed this Annual Report on Form 10-K of SEEC, Inc. for the year ended March 31, 2003;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ RICHARD J. GOLDBACH
                                          --------------------------------------
                                                   Richard J. Goldbach
                                          Treasurer and Chief Financial Officer

Date: June 30, 2003