Form 10-K/A
period 2003-03-31
SEEC INC
filed 2003-07-18
CIK 925524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                                AMENDMENT NO. 1


(MARK ONE)


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2003.
                                       or

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

       For the transition period from
      ------------------------ to
      ------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No X

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of SEEC, Inc. to be used in connection with the 2003 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SEEC, INC.


                                EXPLANATORY NOTE



     This Amendment No. 1 to Form 10-K filed on Form 10-K/A for the year ended March 31, 2003 is being filed to clarify and expand various disclosures in "Item
1. Business"; "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"; "Item 7a. Market Risk"; "Item 15.3 Exhibits" and the Notes to the Consolidated Financial Statements. All information contained herein is as of June 30, 2003, and does not reflect any events or changes in information that may have occurred subsequent to June 30, 2003.


                               TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   22
Item 3.     Legal Proceedings...........................................   22
Item 4.     Submission of Matters to a Vote of Security Holders.........   22

                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
            Shareholder Matters.........................................   23
Item 6.     Selected Financial Data.....................................   24
Item 7.     Management's Discussion and Analysis of Financial Condition
            and
            Results of Operations.......................................   26
Item 7a.    Market Risk.................................................   36
Item 8.     Financial Statements and Supplementary Data.................   37
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and
            Financial Disclosures.......................................   63

                                   PART III
Item 10.    Directors and Executive Officers of SEEC....................   63
Item 11.    Executive Compensation......................................   63
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   63
Item 13.    Certain Relationships and Related Transactions..............   63
Item 14.    Controls and Procedures.....................................   63

                                   PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   64

SIGNATURES..............................................................   67

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


     Leverage Channel Partners. We currently have relationships with service provider partners, which include system integrators and specialized consulting companies that utilize our products in delivering services to their customers. These partners' purchases of our products comprised a substantial portion of our software license revenues during fiscal years 2003, 2002 and 2001 and we expect those purchases to continue. The service provider partners also provide us access to their customer base and sales infrastructure to market our products and solutions. To-date, this access has not had a significant impact on our revenues. We also are expanding our relationships with independent software vendors (ISVs), and we plan to enter into reseller agreements and OEM (original equipment manufacturing) licensing agreements allowing OEM partners to incorporate our products in their solutions, to expand our distribution. We are also seeking distributors in territories where we do not have sales operations. We do not rely upon any particular contract or relationship with a third party for a substantial portion of our revenues.


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

IT Service Providers                        Insurance
Codelinks, LLC                              Bankers Life and Casualty Company
Cognizant Technology Solutions Corporation  Canada Life Limited
Computer Sciences Corporation               Nationwide Mutual Insurance Company
CTC Itochu Techno-Science Corp              Ohio Casualty Group
eJiva, Inc.                                 PEMCO Mutual Insurance Company
HCL Perot Systems
Hexaware Technologies Limited               Other
IBM Global Services India
IBM Corporation                             Bell Helicopter
Infosys Technologies, Ltd.                  BP (British Petroleum) Group Companies
Keane, Inc.                                 BT (British Telecom) Ignite Solutions
Mahindra -- British Telecom Ltd.            Defense Finance and Accounting Service
Mastek Limited                              DSM N.V.
Mitretek                                    Motorola
Nexgen Infosys                              N.V. STEEL24-7 S.A.
NIIT Limited                                Navy Federal Credit Union
Satyam Computer Services Ltd.               New York-Presbyterian Hospital
Wipro Technologies Ltd.                     Pacific Gas & Electric Co.
                                            SeeBeyond Technology Corporation
                                            Simon & Schuster
                                            Temple University

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


     The aggregate purchase also includes $1,379,000 of deferred maintenance obligations assumed by us and approximately $1,232,000 of transaction costs (audit, legal, appraisal, etc.). The deferred maintenance represents obligations to provide support and software enhancements to certain customers over the terms of individual maintenance contracts, for which the customers had paid Asera prior to the Asset Acquisition. We will recognize the deferred revenue ratably over the remaining terms of the contracts. We also agreed to deliver from time to time, and in its sole and absolute discretion, cash to Sherwood for the purpose of paying certain unsecured creditors of Asera. In determining whether to deliver any cash payments to Sherwood for this purpose we would consider a number of factors including the type and size of the unsecured claim which the unsecured creditor may have against Asera as well as the continuing or prospective business relationship which the unsecured creditor has or may have with our company. Under no circumstances would the amount to be paid by us under this agreement exceed $500,000. The actual amount paid under this provision during the year ended March 31, 2003 was $107,150.


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

SALES, MARKETING AND DISTRIBUTION


     We market and sell our products and services directly through our direct sales force and indirectly through channel partners, including service providers and resellers. To support our sales efforts, we utilize media advertising and direct mail campaigns supported by telemarketing and promotion through trade articles and trade shows. In addition, we enter into partnering arrangements with service providers, system integrators and specialized consulting companies, such as Satyam Computer Services, Ltd., SeeBeyond Technology Corp., and Infosys Technologies, Ltd. These and other partners utilize our solutions and software products in connection with their system transformation engagements, and in some cases they may also provide us access to their customer base and sales infrastructure to market our products and solutions. We have granted several organizations the non-exclusive right to market our products. In North and South America, we sell and support our products and services from our Pittsburgh, PA headquarters, our Redwood Shores, CA facility, and regional sales offices. Sales and support services are provided in Europe through our wholly-owned subsidiary, SEEC Europe Limited ("SEEC Europe"), based in London, England. We sell and support our products and services in the Asian and Pacific Rim markets through our wholly-owned subsidiary, SEEC Technologies Asia Private Limited ("SEEC Asia"), based in Hyderabad, India.


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

     In addition, acceptance of our products in certain international markets may require extensive, time-consuming and costly modifications to our products to localize the products for use in particular markets. Any earnings generated in countries other than the United States may be permanently invested outside the United States, or may be subject to considerable taxation if repatriated to the United States. We may incur significant costs in foreign currencies to enhance our marketing, sales and distribution in other countries. Accordingly, as a result of currency fluctuations, the remeasurement of foreign currencies into U.S. dollars for accounting purposes could adversely affect our operating results. Historically, our foreign currency remeasurement adjustments have not been significant.


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



     Revenues are derived from the license of software products, customer support and maintenance contracts, and professional services contracts, including consulting and training services. Software license revenues represent fees earned from granting customers licenses to use our software, and excludes revenues derived from software upgrades, maintenance releases and patches, which are included as part of customer support and maintenance contracts during the term of the contract period. Customer support and maintenance contracts are generally priced as a percentage of the software license fees. We recognize revenues for licensed software in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" (as amended and interpreted), SOP 98-9,"Software Revenue Recognition, With Respect To Certain Arrangements," and related interpretations and Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, and related interpretations and amendments.



     We recognize revenue upon meeting all of the following criteria: (i) execution of a written agreement signed by us and the customer; (ii) delivery of software has occurred; (iii) the fee for the software is fixed or determinable;
(iv) collection is reasonably assured; and (v) vendor specific objective evidence ("VSOE") of fair value exists to allocate the total fee to elements of an arrangement. We use a signed contract or purchase order as evidence of an arrangement for professional services, software licenses and maintenance renewals. Licensed software is delivered to customers on a CD-ROM or electronically. We assess whether fees are fixed or determinable at the time of sale. Our standard payment terms are net 30; however, terms may vary. Payments that are due within twelve months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. We assess collectibility based on a number of factors, including the customer's past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, generally upon receipt of cash payment. VSOE is based on the price generally charged when an element is sold separately, or if not yet sold separately, the price established by authorized management. Customer support and maintenance contract revenues are deferred and recognized ratably over the term of the related agreement, generally twelve months.



     For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by VSOE. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for customer support and maintenance contracts, is additionally measured by the renewal rate offered to the customer. We defer revenue for any undelivered elements and recognize revenue when the product is delivered, or over the period in which the service is performed, in accordance with its revenue recognition policy for such element. In circumstances where VSOE for undelivered elements of a multiple element contract is not determinable, revenue on the contract is deferred until either fair value is determinable or when all elements are delivered, unless the only undelivered element is maintenance, in which case the total arrangement fee is recognized ratably over the remaining maintenance period. In accounting for sales of annual software licenses which include customer support and maintenance, we recognize both the software license and maintenance revenues ratably over the twelve-month license term. If the fair value of a delivered element has not been established, the residual method is used to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. Unless there exists sufficient evidence to the contrary, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and are therefore considered as a single arrangement when evaluating the underlying elements. Amounts received in advance of the delivery of products or performances of services are classified as deferred revenues in the consolidated balance sheets.



     Consulting services are typically provided in support of our product license sales to help customers more effectively use our software products, or to deploy and customize our solutions and products at customer locations. Engagements may include end-to-end project services or project management services, delivered either at the customer location or off-site by project consultants. Training includes a variety of courses to help customers apply SEEC's software products and methodologies. Consulting and training services are provided under time-and-materials contracts. Revenues from time-and-materials contracts are recognized as the services are provided. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. In accordance with Emerging Issues Task Force ("EITF") Topic No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," we characterize reimbursements received for out-of-pocket expenses as revenue and the associated costs as cost of revenues in the statement of operations. All prior year amounts have been reclassified to be consistent with the current year's presentation.



     The Company's revenue recognition policies described above are the same for indirect sales to service provider partners, resellers or other channel partners as they are for direct sales to end user customers. For indirect sales (such as to resellers) where sales prices may be discounted, revenues are recorded at the discounted amount. No special rights-of-return, price protections or similar rights that might defer revenue recognition are offered under indirect sales arrangements.



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


     Our cash requirements for operating expenses increased substantially following the Asera asset acquisition, due to the addition of employees, leased facilities and other costs. For example, in the fourth quarter of fiscal 2003, the initial quarter to include Asera-related costs, operating expenses excluding depreciation and amortization were approximately $3.7 million. In the third quarter of fiscal 2003, operating expenses excluding depreciation and amortization were $1.6 million. In fiscal 2004, we expect that quarterly operating expenses will be in the range of those reported for the fourth quarter of fiscal 2003. Furthermore, we expect that revenues will increase due to our enhanced product offerings and cross-selling opportunities stemming from the Asera asset acquisition, and as IT spending increases as general economic conditions improve. Fiscal 2004 operating results are expected to show reductions in quarterly net losses and in the amount of cash used by operations. We may take actions to reduce operating expenses if either the timing or extent of revenue growth is not as expected during fiscal 2004.

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


     Foreign Currency Risk. As of March 31, 2003, we had operating subsidiaries located in the United Kingdom and India. We are exposed to foreign currency exchange rate fluctuations as the financial results of our foreign subsidiaries are remeasured into U.S. dollars in consolidation. As exchange rates vary, these results, when remeasured, may vary from expectations and adversely impact overall profitability. We intend to maintain only nominal foreign currency cash balances, consisting of working funds necessary to facilitate the short-term operations of our subsidiaries, although cash collections from our customers may result in temporary excess foreign cash balances. The overall effects of foreign currency exchange rates on our business during the periods discussed have not been material. Movements in foreign currency exchange rates create a degree of risk to our operations if those movements affect the dollar value of costs incurred in foreign currencies. The majority of our billings to date have been denominated in U.S. dollars. Changing currency exchange rates may affect our competitive position if exchange rate changes impact profitability and business and/or pricing strategies of non-U.S. based competitors.


     The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are remeasured at year-end exchange rates and non-monetary items are remeasured at historical rates. Revenues and expenses are remeasured at average exchange rates in effect during the period.


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

                                   SEEC, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              PAGE
                                                              -----
Report of Independent Certified Public Accountants..........     39
Consolidated Balance Sheets.................................     40
Consolidated Statements of Operations.......................     41
Consolidated Statements of Changes in Shareholders' Equity
  and Comprehensive Loss....................................     42
Consolidated Statements of Cash Flows.......................     43
Notes to Consolidated Financial Statements..................  44-62

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


     Foreign Currency. The Company's foreign operations' functional currency is the U.S. dollar. Monetary assets and liabilities of the Company's foreign subsidiaries are remeasured at year-end exchange rates and non-monetary items are remeasured at historical rates. Revenues and expenses are remeasured at average exchange rates in effect during the period. Foreign currency remeasurement gains and losses are recognized currently in the consolidated statements of operations (see Note 10).


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



     Revenues are derived from the license of software products, customer support and maintenance contracts, and professional services contracts, including consulting and training services. Software license revenues represent fees earned from granting customers licenses to use our software, and excludes revenues derived from software upgrades, maintenance releases and patches, which are included as part of customer support and maintenance contracts during the term of the contract period. Customer support and maintenance contracts are generally priced as a percentage of the software license fees. The Company recognizes revenues for licensed software in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" (as amended and interpreted), SOP 98-9, "Software Revenue Recognition, With Respect To Certain Arrangements," and related interpretations and Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, and related interpretations and amendments.



     The Company recognizes revenue upon meeting all of the following criteria:
(i) execution of a written agreement signed by us and the customer; (ii) delivery of software has occurred; (iii) the fee for the software is fixed or determinable; (iv) collection is reasonably assured; and (v) vendor specific objective evidence ("VSOE") of fair value exists to allocate the total fee to elements of an arrangement. The Company uses a signed contract or purchase order as evidence of an arrangement for professional services, software licenses and maintenance renewals. Licensed software is delivered to customers on a CD-ROM or electronically. The Company assesses whether fees are fixed or determinable at the time of sale. SEEC's standard payment terms are net 30; however, terms may vary. Payments that are due within twelve months are generally deemed to be fixed or determinable based on the Company's successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. The Company assesses collectibility based on a number of factors, including the customer's past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, the Company defers the revenue and recognizes it at the time collection becomes reasonably assured, generally upon receipt of cash payment. VSOE is based on the price generally charged when an element is sold separately, or if not yet sold separately, the price established by authorized management. Customer support and maintenance contract revenues are deferred and recognized ratably over the term of the related agreement, generally twelve months.



     For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by VSOE. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for customer support and maintenance contracts, is additionally measured by the renewal rate offered to the customer. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered, or over the period in which the service is performed, in accordance with its revenue recognition policy for such element. In circumstances where VSOE for undelivered elements of a multiple element contract is not determinable, revenue on the contract is deferred until either fair value is determinable or when all elements are delivered, unless the only undelivered element is maintenance, in which case the total arrangement fee is recognized ratably over the remaining maintenance period. In accounting for sales of annual software licenses which include customer support and maintenance, the Company recognizes both the software license and maintenance revenues ratably over the twelve-month license term. If the fair value of a delivered element has not been established, the residual method is used to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. Unless there exists sufficient evidence to the contrary, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and are therefore considered as a single arrangement when evaluating the underlying elements. Amounts received in advance of the delivery of products or performances of services are classified as deferred revenues in the consolidated balance sheets.



     Consulting services are typically provided in support of product license sales to help customers more effectively use the Company's software products, or to deploy and customize the Company's solutions and products at customer locations. Engagements may include end-to-end project services or project management services, delivered either at the customer location or off-site by project consultants. Training includes a variety of courses to help customers apply SEEC's software products and methodologies. Consulting and training services are provided under time-and-materials contracts. Revenues from time-and-materials contracts are recognized as the services are provided. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. In accordance with Emerging Issues Task Force ("EITF") Topic No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," we characterize reimbursements received for out-of-pocket expenses as revenue and the associated costs as cost of revenues in the statement of operations. All prior year amounts have been reclassified to be consistent with the current year's presentation.



     The Company's revenue recognition policies described above are the same for indirect sales to service provider partners, resellers or other channel partners as they are for direct sales to end user customers. For indirect sales (such as to resellers) where sales prices may be discounted, revenues are recorded at the discounted amount. No special rights-of-return, price protections or similar rights that might defer revenue recognition are offered under indirect sales arrangements.



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

                                                                      DECEMBER 31,
                                                         ---------------------------------------
                                                            2003          2002          2001
                                                         -----------   -----------   -----------
Net loss as reported...................................  $(4,158,411)  $(6,258,434)  $(8,330,618)
Add: Stock-based employee compensation expense included
  in reported net loss.................................           --            --            --
Deduct: Total stock-based employee compensation
  determined under fair value method for all awards....     (253,457)     (368,227)     (508,566)
                                                         -----------   -----------   -----------
Pro forma net loss.....................................  $(4,411,868)  $(6,626,661)  $(8,839,184)
                                                         ===========   ===========   ===========
Basis and diluted loss per share
  As reported..........................................  $     (0.65)  $     (1.03)  $     (1.37)
  Pro forma............................................  $     (0.69)  $     (1.09)  $     (1.45)

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

          (c) $2,113,000 of the secured indebtedness of Asera owing to KPCB Holdings, Inc., as representative and collateral agent ("KPCB"), and certain other lenders (the "Bridge Lenders"); and

     The aggregate purchase price also includes $1,379,000 of deferred maintenance obligations assumed by the Company and approximately $1,233,000 of transaction costs (audit, legal, appraisal, etc.). The deferred maintenance represents obligations to provide support and software enhancements to certain customers over the terms of individual maintenance contracts, for which the customers had paid Asera prior to the Asset Acquisition. The Company will recognize the deferred revenue ratably over the remaining terms of the contracts. The Company also agreed to deliver from time to time, and in its sole and absolute discretion, cash to Sherwood for the purpose of paying certain unsecured creditors of Asera. In determining whether to deliver any cash payments to Sherwood for this purpose we would consider a number of factors including the type and size of the unsecured claim which the unsecured creditor may have against Asera as well as the continuing or prospective business relationship which the unsecured creditor has or may have with our company. Under no circumstances would the amount to be paid by the Company under this agreement exceed $500,000. The actual amount paid under this provision during the year ended March 31, 2003 was $107,150.


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


     The results of such an evaluation performed in March 2001 indicated significant impairment of certain assets, primarily intangible assets acquired with the Company's purchase of Mozart Systems Corporation in 1999. As a consequence, in March 2001, the Company wrote down $2,092,333 of those assets.



     The write-down included the net book value of Company trademarks of $23,493 and the net book value of the following intangible assets acquired with the Company's purchase of Mozart: acquired software -- $1,893,298; assembled workforce -- $107,429; and equipment -- $68,113. A March 2002 evaluation of long-lived assets indicated impairment of certain intangible assets, resulting in the write-down of $4,643 of Company trademarks and $131,523 of goodwill acquired with the Company's 1998 purchase of ERA Software Systems Private, Limited.



     Management found other-than-temporary decreases in the fair value of these assets by using undiscounted cash flow analyses for the assessment of impairment. The undiscounted cash flow analyses were based on a number of estimates and assumptions, including the near-term prospects of the underlying assets or businesses, changes in the market demand for technology, the expected period over which the asset would be utilized, and the Company's intent regarding providing future funding to support the underlying assets or businesses.



     As a result of these analyses, the undiscounted cash flows of the intangible assets were determined to be less than their carrying values, and the intangible assets were written down to their fair market values. The write-downs of impaired assets had no impact on the Company's cash flow or its ability to generate cash flow in the future. As a result of the charge, depreciation and amortization expense related to these assets will decrease in subsequent periods.


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
                                                             ===========   ===========


     Depreciation and amortization expense related to property and equipment was $288,501, $314,102 and $359,813 for the years ended March 31, 2003, 2002 and
2001, respectively.

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

NOTE 10 -- INTEREST AND OTHER INCOME, NET

     Interest and other income, net consists of the following:


                                                                    YEAR ENDED MARCH 31,
                                                              --------------------------------
                                                                2003       2002        2001
                                                              --------   --------   ----------
Interest income, net........................................  $272,790   $634,905   $1,437,284
Write-down of impaired marketable investment................        --         --      (48,467)
Other realized gains (losses), net..........................     8,061     54,903      (55,771)
Foreign currency remeasurement losses.......................   (26,634)    (5,345)     (17,565)
Other.......................................................    (8,081)    (4,629)      (7,780)
                                                              --------   --------   ----------
                                                              $246,136   $679,834   $1,307,701
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

     Non-qualified stock options outstanding at March 31, 2003 were exercisable as follows:

    EXERCISE   NUMBER OF
     PRICE      SHARES                           EXERCISABLE
    --------   ---------                         -----------
    0$.76...     40,000    10,000 each at August 8, 2003, 2004, 2005, and 2006
    1$.98...     40,000    10,000 each at August 10, 2002, 2003, 2004, and 2005
    3$.00...     40,000    10,000 each at August 10, 2001 and September 1, 2002,
                           2003, and 2004
    3$.62...      9,052    4,526 each at August 30, 1997 and 1998
    4$.00...     20,000    At October 1, 1999
    4$.00...     20,000    5,000 each at August 24, 2000, 2001, 2002 and 2003
    4$.33...    100,000    At September 21, 2000
    6$.00...     60,000    15,000 each at August 12, 1999, 2000, 2001 and 2002
    8$.25...      9,000    3,000 each at April 1, June 1, and August 1, 1998
    2$0.75..     30,000    10,000 each at August 8, 1998, 1999 and 2000

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
10.11 (6)    Employment Agreement dated March 10, 2000 between the
             Registrant and John D. Godfrey.
10.12 (6)    Employment Agreement dated March 10, 2000 between the
             Registrant and Richard J. Goldbach.
10.13 (7)    Agreement dated September 22, 2000 between the Registrant
             and Alan Parnass.
10.14 (8)    Employment Agreement dated February 2, 2001 between the
             Registrant and Alan Parnass.
10.15 (9)    Employment Agreement dated November 15, 1993 between the
             Registrant and Shankar Krish.
10.16 (10)   Employment Agreement dated June 13, 2001 between the
             Registrant and Bruce W. Cameron.
10.17 (11)   SEEC, Inc. 2000 Non-Employee Directors Stock Option Plan.
10.18 (12)   Asset Purchase Agreement dated as of January 8, 2003 by and between Sherwood Partners, Inc. and SEEC, Inc.
10.19 (12)   Common Stock Purchase Agreement dated as of January 8, 2003 by and between SEEC, Inc. and KPCB Holdings, Inc.
10.20 (12)   Bridge Loan Assumption Agreement dated as of January 8, 2003 by and among Sherwood Partners, Inc., SEEC, Inc., and KPCB
             Holdings, Inc.
10.21 (12)   Consent and Agreement dated as of January 8, 2003 by and
             among KPCB Holdings, Inc., Asera, Inc., Sherwood Partners,
             Inc., and SEEC, Inc.
10.22 (12)   Consulting Agreement dated as of January 8, 2003 by and
             between SEEC, Inc. and KPCB Holdings, Inc.
10.23        Lease agreement for Pittsburgh, PA headquarters office
             facility.
10.24        Lease agreement for Redwood Shores, CA office facility.
10.25        Lease agreement for London, England office facility.
21.1 (6)     Subsidiaries of the Company.
23.1         Consent of BDO Seidman, LLP
99.1         Certification of Chief Executive Officer Pursuant To 18
             U.S.C. Section 1350, As Adopted Pursuant To Section 906 of
             The Sarbanes-Oxley Act Of 2002.
99.2         Certification of Chief Financial Officer Pursuant To 18
             U.S.C. Section 1350, As Adopted Pursuant To Section 906 of
             The Sarbanes-Oxley Act Of 2002.


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

July 18, 2003

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


                       SIGNATURE AND TITLE                                     DATE
                       -------------------                                     ----

                        /s/ RAVINDRA KOKA                                  July 18, 2003
   ------------------------------------------------------------
                          Ravindra Koka
         President, Chief Executive Officer and Director

                     /s/ RICHARD J. GOLDBACH                               July 18, 2003
   ------------------------------------------------------------
                       Richard J. Goldbach
              Treasurer and Chief Financial Officer

                      /s/ GLEN F. CHATFIELD                                July 18, 2003
   ------------------------------------------------------------
                        Glen F. Chatfield
                Chairman of the Board and Director

                        /s/ RADHA R. BASU                                  July 18, 2003
   ------------------------------------------------------------
                          Radha R. Basu
                             Director

                        /s/ BEVERLY BRUCE                                  July 18, 2003
   ------------------------------------------------------------
                          Beverly Bruce
                             Director

                      /s/ ABRAHAM OSTROVSKY                                July 18, 2003
   ------------------------------------------------------------
                        Abraham Ostrovsky
                             Director

                         /s/ VINOD KHOSLA                                  July 18, 2003
   ------------------------------------------------------------
                           Vinod Khosla
                             Director

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ravindra Koka, certify that:


     1. I have reviewed this Annual Report on Form 10-K/A-1 of SEEC, Inc. for the year ended March 31, 2003;


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


Date: July 18, 2003

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard J. Goldbach, certify that:


     1. I have reviewed this Annual Report on Form 10-K/A-1 of SEEC, Inc. for the year ended March 31, 2003;


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


Date: July 18, 2003