Form 10-Q
period 2003-06-30
SEEC INC
filed 2003-08-14
CIK 925524

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

     As of August 1, 2003, there were 7,402,781 outstanding shares of Common Stock, par value $.01 per share, of SEEC, Inc.


===============================================================================

                                   SEEC, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
  PART I--FINANCIAL INFORMATION
  Item 1.  Financial Statements
       Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002......        2
       Condensed Consolidated Balance Sheets as of June 30, 2003 and March 31, 2003.................        3
       Condensed Consolidated Statements of Cash Flows for the three months
       ended June 30, 2003 and 2002.................................................................        4
       Notes to Unaudited Consolidated Financial Statements.........................................        5
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....        8
  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................       16
  Item 4.  Controls and Procedures..................................................................       17

  PART II--OTHER INFORMATION
  Item 1.  Legal Proceedings........................................................................       17
  Item 2.  Changes in Securities....................................................................       17
  Item 3.  Defaults Upon Senior Securities..........................................................       17
  Item 4.  Submission of Matters to a Vote of Security Holders......................................       17
  Item 5.  Other Information........................................................................       17
  Item 6.  Exhibits and Reports on Form 8-K.........................................................       17
  SIGNATURES........................................................................................       18
  CERTIFICATIONS....................................................................................       19


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   SEEC, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         THREE MONTHS ENDED JUNE 30,
                                                       -------------------------------
                                                          2003                2002
                                                       -----------         -----------
Revenues:
   Software licenses                                   $   503,204         $   431,563
   Software maintenance                                    535,163             109,357
   Professional services                                   424,778             203,319
                                                       -----------         -----------
   Total revenues                                        1,463,145             744,239
                                                       -----------         -----------
OPERATING EXPENSES:
   Cost of revenues:
   Software licenses                                       218,355               9,384
   Software maintenance                                    280,868              78,222
   Professional services                                   791,565             196,203
                                                       -----------         -----------
   Total cost of revenues                                1,290,788             283,809
   General and administrative                              848,255             423,627
   Sales and marketing                                   1,113,241             935,358
   Research and development                                817,264             389,016
   Amortization of intangible assets                        23,180               7,369
   Restructuring costs                                        --               344,253
                                                       -----------         -----------
   Total operating expenses                              4,092,728           2,383,432
                                                       -----------         -----------
LOSS FROM OPERATIONS                                    (2,629,583)         (1,639,193)
                                                       -----------         -----------
INTEREST AND OTHER INCOME (EXPENSE), NET:
   Interest income                                          28,718              87,020
   Interest expense                                       (104,385)                (37)
   Other income (loss), net                                 39,716              (8,102)
                                                       -----------         -----------
TOTAL INTEREST AND OTHER INCOME (EXPENSE), NET:            (35,951)             78,881
                                                       -----------         -----------
NET LOSS                                               $(2,665,534)        $(1,560,312)
                                                       ===========         ===========
Basic and diluted net loss per common share            $     (0.36)        $     (0.26)
                                                       ===========         ===========
Weighted average number of basic and
   diluted common and common equivalent
   shares outstanding                                    7,319,992           6,082,144
                                                       ===========         ===========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                   SEEC, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                          JUNE 30,              MARCH 31,
                                                                            2003                  2003
                                                                        ------------           ------------
                                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $  5,368,929           $  9,531,610
  Short-term investments                                                   1,811,182                537,034
  Accounts receivable - trade, net                                           980,323              1,809,994
  Prepaid expenses and other current assets                                  558,554                518,482
                                                                        ------------           ------------
  Total current assets                                                     8,718,988             12,397,120

PROPERTY AND EQUIPMENT, NET                                                  756,069                823,872

AMORTIZABLE INTANGIBLE ASSETS, NET                                         2,426,807              2,627,368

GOODWILL                                                                   3,067,091              3,067,091
                                                                        ------------           ------------
                                                                        $ 14,968,955           $ 18,915,451
                                                                        ============           ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                              $    762,294           $    922,677
  Accrued compensation                                                       402,689                775,455
  Other current liabilities                                                  619,251                948,240
  Deferred revenues                                                        1,621,782              2,045,745
  Income taxes payable                                                        30,493                 24,920
  Note payable                                                             2,112,525              2,112,525
                                                                        ------------           ------------
  Total current liabilities                                                5,549,034              6,829,562
                                                                        ------------           ------------

SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares authorized;
     none issued                                                                --                     --
  Common stock--$.01 par value; 20,000,000 shares authorized;
     7,514,541 shares issued and 7,319,992 shares outstanding                 75,145                 75,145
  Additional paid-in capital                                              35,882,935             35,882,935
  Accumulated deficit                                                    (25,964,455)           (23,298,920)
  Less treasury stock, at cost--194,549 shares                              (584,301)              (584,301)
  Accumulated other comprehensive income                                      10,597                 11,030
                                                                        ------------           ------------
  Total shareholders' equity                                               9,419,921             12,085,889
                                                                        ------------           ------------
                                                                        $ 14,968,955           $ 18,915,451
                                                                        ============           ============


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                   SEEC, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Three Months Ended June 30,
                                                                  -----------------------------------
                                                                      2003                  2002
                                                                  ------------           ------------
Cash Flows Used by Operating Activities                           $ (2,880,083)          $ (1,394,266)
                                                                  ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net of disposals                (4,604)                (5,668)
   Purchases of short-term investments                              (1,255,374)                  --
   Sales of short-term investments                                        --                  300,000
   Expenditures for trademarks                                         (22,620)               (11,339)
                                                                  ------------           ------------
     Net cash provided (used) by investing activities               (1,282,598)               282,993
                                                                  ------------           ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (4,162,681)            (1,111,273)
Cash and cash equivalents, beginning of period                       9,531,610             10,473,967
                                                                  ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  5,368,929           $  9,362,694
                                                                  ============           ============



         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                   SEEC, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of SEEC, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "SEEC"), and have been prepared in accordance with accounting principles generally accepted in the United States of America ("United States") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Management believes that all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of results have been included in the consolidated financial statements for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. Accordingly, these interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended March 31, 2003.

    The financial results for the three-month period ended June 30, 2002 have been restated. The restatement arose from a correction in accounting for sales of annual software licenses that include maintenance (also known as "post contract support" or "customer support and upgrades"). The Company's original accounting treatment for these transactions was to apportion the total fees to the transaction components - software license and maintenance. Revenues for the license component were recognized upon delivery of the software to the customer, and maintenance revenues were recognized ratably over the twelve-month agreement period. The Company determined that the proper accounting treatment for these transactions is to recognize both the software license and maintenance revenues ratably over the twelve-month license term. The Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002 will be amended.

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

    For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value, or indirectly based the fair value of other elements, as determined by VSOE. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for customer support and maintenance contracts, is additionally measured by the renewal rate offered to the customer. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered, or over the period in which the service is performed, in accordance with its revenue recognition policy for such element. In circumstances where VSOE for undelivered elements of a multiple element contract is not determinable, revenue on the contract is deferred until either fair value is determinable or when all elements are delivered, unless the only undelivered element is maintenance, in which case the total arrangement fee is recognized ratably over the remaining maintenance period. In accounting for sales of annual software licenses which include customer support and maintenance, the Company recognizes both the software license and maintenance revenues ratably over the twelve-month license term. If the fair value of a delivered element has not been established, the residual method is used to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. Unless there exists sufficient evidence to the contrary, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and are therefore considered as a single arrangement when evaluating the underlying elements. Amounts received in advance of the delivery of products or performances of services are classified as deferred revenues in the consolidated balance sheets.

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

3.  STOCK REPURCHASE PROGRAM

    In July 1998, the Company announced its plan to begin a stock repurchase program, utilizing up to $3 million to repurchase shares of the Company's Common Stock from time to time on the open market, subject to market conditions and other relevant factors. The Company may use repurchased shares to cover stock option exercises,

Employee Stock Purchase Plan transactions, and for other corporate purposes. Through June 30, 2003, the Company had used $1.9 million to repurchase 473,175 shares, of which 278,626 shares were reissued under Employee Stock Purchase Plan transactions, stock option exercises, and stock warrant exercises. Repurchased shares are recorded as treasury shares.

4.  NET LOSS PER SHARE

    Net loss per share for all periods presented is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Options and warrants are excluded from the computation of net loss per share of common stock for the three months ended June 30, 2003 and 2002, because their effect is not dilutive.

5.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income (loss) and its components in its annual Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Loss. The components of the Company's comprehensive income (loss) were as follows:

                                                                            THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                      ---------------------------------
                                                                          2003                 2002
                                                                      -----------           -----------
         Net loss                                                     ($2,665,534)          ($1,560,312)
         Unrealized gain (loss) on investments, net of taxes                 (434)               21,340
                                                                      -----------           -----------

         Total comprehensive loss                                     ($2,665,968)          ($1,538,972)
                                                                      ===========           ===========

6.  GOODWILL

    Effective April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and accordingly, the Company performs annual impairment tests of the carrying value of its goodwill by reporting unit. As a result of write-downs of goodwill resulting from such impairment evaluations performed in fiscal 2001 and 2002, there was no goodwill reflected on the balance sheet as of April 1, 2002. In connection with the January 2003 Asera asset acquisition, $3,067,091 of goodwill was recorded. In accordance with SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite lives. As a result, there was no goodwill amortization expense in the three-month periods ended June 30, 2003 and 2002. The Company reviews the carrying amounts of goodwill and intangible assets for indications of impairment at least annually, and more often if conditions dictate. No such review was performed in the three-month period ended June 30, 2003.

7.  RESTRUCTURING COSTS

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

    In connection with these actions, during the three months ended June 2002, the Company recorded restructuring costs of $344,253 in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and SEC Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Included in the charge was $63,018 for the abandonment and write-off of excess property and equipment. An accrued liability was recorded for the remaining $281,235 in charges. Of this amount, $146,235 was recorded for workforce reduction, consisting of severance and extended insurance benefits attributable to 10 employees, primarily in the Company's sales and marketing functions. The remaining $135,000 represents an accrual for noncancelable lease payments, less management's estimates of sublease income. These estimates are evaluated by the Company quarterly and are subject to change based on actual events.

    All charges associated with the restructuring are included as restructuring costs under operating expenses in the statement of operations. Below is a summary of the restructuring costs:

                                                               CHARGED TO
                                                               OPERATIONS
                                                              THREE MONTHS       TOTAL     RESTRUCTURING
                                                                  ENDED          CASH      LIABILITIES AT
                                                              JUNE 30, 2002    PAYMENTS    JUNE 30, 2003
                                                              -------------   ----------   --------------
    Cash Provisions:
      Workforce reduction..................................     $146,235       $(146,235)      $     --
      Non-cancelable leases................................      135,000         (67,500)        67,500
                                                                --------       ---------       --------
                                                                 281,235       $(213,735)        67,500
                                                                               =========       ========
    Non-cash:
      Write-off of excess property and equipment...........       63,018
                                                                --------
                                                                $344,253
                                                                ========


8.  STOCK-BASED COMPENSATION

    As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for incentive stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-- Transition and Disclosure-- an amendment of FASB Statement No. 123."

    There were no stock option grants to employees issued in the three-month period ended June 30, 2003. For grants issued in the three-month period ended June 30, 2002, the following assumptions were used to estimate the fair value of each option grant, using the Black-Scholes option pricing model: risk free interest rate--2.0%; expected dividend yield--0%; expected weighted-average term--2.9 years; and expected volatility level--60%.

    As noted, the Company accounts for the Plans using the intrinsic value method (APB 25). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates in accordance with SFAS No. 123, including additional disclosures prescribed by SFAS No. 148, the effect on the Company's net loss and loss per share for the three-month periods ended June 30, 2003 and 2002 would have been as follows:

                                                                                   JUNE 30,
                                                                       ---------------------------------
                                                                           2003                 2002
                                                                       -----------           -----------
      Net loss as reported                                             $(2,665,534)          $(1,560,312)
      Add: Stock-based employee compensation expense included
        in reported net loss                                                  --                    --
      Deduct: Total stock-based employee compensation
        determined under fair value method for all awards                  (56,097)              (63,364)
                                                                       -----------           -----------
      Pro forma net loss                                               $(2,721,631)          $(1,623,676)
                                                                       ===========           ===========
      Basis and diluted loss per share
        As reported                                                    $     (0.36)          $     (0.26)
        Pro forma                                                      $     (0.37)          $     (0.27)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The previous discussion and other sections of this Form 10-Q contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially from those discussed. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those set forth in SEEC's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended March 31, 2003. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

    The financial results for the three-month period ended June 30, 2002 have been restated. The restatement arose from a correction in accounting for sales of annual software licenses that include maintenance (also known as "post contract support" or "customer support and upgrades"). The Company's original accounting treatment for these transactions was to apportion the total fees to the transaction components - software license and maintenance. Revenues for the license component were recognized upon delivery of the software to the customer, and maintenance revenues were recognized ratably over the twelve-month agreement period. The Company determined that the proper accounting treatment for these transactions is to recognize both the software license and maintenance revenues ratably over the twelve-month license term. The Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002 will be amended.


OVERVIEW

    SEEC, Inc. ("SEEC" or the "Company") provides business-to-business (B2B) software solutions that help insurance, financial services, telecommunications and other large companies automate key business processes by evolving and integrating their current applications and systems, saving time and money. The Company's solutions are built upon SEEC Mosaic(tm) Studio, a suite of legacy evolution tools and component templates for creating composite applications that support real-time, collaborative business processes. The SEEC solutions can be implemented without materially disrupting current operations or replacing back-end administrative systems, providing a lower cost, shorter time, and lower risk for development and deployment than traditional approaches. With our ability to externalize business rules under a flexible architecture based on XML (eXtensible Markup Language), Web services and other emerging standards, we believe that we have one of the leading cost-effective B2B solutions available in the market today. SEEC's solutions have penetrated over 30 Fortune 2000 companies.

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

    SEEC was founded in 1988 to develop tools and solutions for reengineering of legacy COBOL (COmmon Business Oriented Language) applications. Through 1999, organizations used SEEC's solutions extensively for year 2000 remediation and testing, legacy system maintenance, and legacy system reengineering. In fiscal 2001, we introduced SEEC Mosaic Studio. Our customer base consists primarily of large and medium-sized organizations including corporations, third-party information technology ("IT") service providers, higher education institutions, non-profit entities and governmental agencies. We derive our revenues from software license and maintenance fees and professional services fees. Professional services are typically provided to customers in conjunction with the license of software products. Our enterprise solutions and software products and services are marketed through a broad range of distribution channels, including direct sales to end users, and to end users in conjunction with our partners.

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

    We believe the following critical accounting policies impact the most significant judgments and estimates used in the preparation of our consolidated financial statements. Information regarding our other accounting policies is included in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2003.

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

    For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value, or indirectly based the fair value of other elements, as determined by VSOE. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for customer support and maintenance contracts, is additionally measured by the renewal rate offered to the customer. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered, or over the period in which the service is performed, in accordance with its revenue recognition policy for such element. In circumstances where VSOE for undelivered elements of a multiple element contract is not determinable, revenue on the contract is deferred until either fair value is determinable or when all elements are delivered, unless the only undelivered element is maintenance, in which case the total arrangement fee is recognized ratably over the remaining maintenance period. In accounting for sales of annual software licenses which include customer support and maintenance, the Company recognizes both the software license and maintenance revenues ratably over the twelve-month license term. If the fair value of a delivered element has not been established, the residual method is used to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. Unless there exists sufficient evidence to the contrary, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and are therefore considered as a single arrangement when evaluating the underlying elements. Amounts received in advance of the delivery of products or performances of services are classified as deferred revenues in the consolidated balance sheets.

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

    Impairment of Goodwill and Intangible Assets. We record intangible assets when we acquire other companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including intangible assets, with the remaining amount being classified as goodwill. We periodically review the carrying amounts of goodwill and intangible assets for indications of impairment. If impairment is indicated, we assess the value of the intangible assets. The value of goodwill and intangible assets had been amortized to operating expense over time, with in-process research and development recorded as a one-time charge on the acquisition date. Under current accounting guidelines that became effective on July 1, 2001, goodwill arising from transactions occurring after June 30, 2001 and any existing goodwill as of April 1, 2002 are no longer amortized to expense but rather are periodically assessed for impairment. As a result of write-downs of goodwill resulting from impairment evaluations performed in fiscal 2001 and 2002, there was no goodwill reflected on the balance sheet as of April 1, 2002. In connection with the January 2003 Asera asset acquisition, $3,067,091 of goodwill was recorded. We also periodically review the estimated remaining useful lives of our remaining amortizable intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

    Allowance for Doubtful Accounts. We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on past collection history and specific risks identified in our outstanding accounts receivable. If the financial condition of a customer deteriorates such that its ability to make payments might be impaired, or if payments from a customer are significantly delayed, additional allowances might be required, resulting in future bad debt expense not provided in the allowance for doubtful accounts at June 30, 2003.

    Restructuring Costs. In June 2002, we formally adopted a plan to reduce operating costs, including a change in our sales strategy related to Axcess for Insurance solutions. We accounted for the related restructuring costs in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. A significant portion of the restructuring costs related to excess facilities, primarily from noncancelable leases and other costs for the abandonment or disposal of property and equipment. Estimates related to noncancelable lease costs and sublease income are based on certain assumptions, including those regarding the period during which we will be successful in contracting with a sublessee or sublessees, and sublease rates which can be achieved. We review these estimates each reporting period, and to the extent that these assumptions change due to changes in the market, the ultimate restructuring expenses for these excess facilities could vary.

COMPARISON OF THREE-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

    The following section includes information related to changes in SEEC's Consolidated Statements of Operations. References to the first quarter of fiscal 2004 and to the first quarter of fiscal 2003 refer to the three-month periods ended June 30, 2003 and June 30, 2002, respectively. Results of operations for the first quarter of fiscal 2004 include the impact from the January 2003 of the acquisition of certain of the assets and liabilities of Asera, Inc., including customer relationships and certain of Asera's workforce.

    The financial results for the quarter ended June 30, 2002 have been restated. The restatement arose from a correction in accounting for sales of annual software licenses that include maintenance (also known as "post contract support" or "customer support and upgrades"). The amounts discussed in this section reflect the restatement. Our original accounting treatment for these transactions was to apportion the total fees to the transaction components -- software license and maintenance. Revenues for the license component were recognized upon delivery of the software to the customer, and maintenance revenues were recognized ratably over the twelve-month agreement period. We determined that the proper accounting treatment for these transactions is to recognize both the software license and maintenance revenues ratably over the twelve-month license term.

    REVENUES. Total revenues for the first quarter of fiscal 2004 were $1,463,000 compared to $744,000 for the first quarter of fiscal 2003, an increase of $719,000 or 97%. Software license fees were $503,000 for the first quarter of fiscal 2004 compared to $432,000 for the first quarter of fiscal 2003, an increase of $71,000 or 16%. Software maintenance fees were $535,000 for the first quarter of fiscal 2004 compared to $109,000 for the first quarter of fiscal 2003, an increase of $426,000 or 391%. Professional services revenues were $425,000 for the first quarter of fiscal 2004 compared to $203,000 for the first quarter of fiscal 2003, an increase of $222,000 or 109%.

    The percentage increase in software maintenance fees was substantially greater than the increase in software license fees due to continuing maintenance contracts related to software licenses sold by Asera prior to the acquisition. The increases in all revenue categories were primarily attributable to revenues arising from the Asera asset acquisition, which accounted for $947,000 of total revenues in the first quarter of fiscal 2004.

    COST OF REVENUES. Total cost of revenues was $1,291,000 for the first quarter of fiscal 2004 compared to $284,000 for the first quarter of fiscal 2003, an increase of $1,007,000 or 355%.

    Cost of software license fees includes amortization expense related to capitalized costs of acquired computer software, the cost of third-party software sold, and, to a lesser degree, the costs of media, manuals, duplication and shipping related to sales of certain of our software products. Cost of software license fees was $218,000 for the first quarter of fiscal 2004 compared to $9,000 for the first quarter of fiscal 2003, an increase of $209,000 or 2322%. The increase was primarily attributable to amortization expense of $200,000 related to capitalized costs of computer software acquired in the Asera asset acquisition.

    Cost of software maintenance fees includes the costs of providing customer support services and periodic software upgrades provided to customers who have purchased maintenance in conjunction with software license purchases. Customer support ("maintenance") services include telephone or online (Internet) technical assistance and periodic software upgrades provided to customers who have purchased maintenance in conjunction with software license purchases. Cost of software maintenance fees was $281,000 for the first quarter of fiscal 2004 compared to $78,000 for the first quarter of fiscal 2003, an increase of $203,000 or 260%. The increase in expenses was primarily attributable to higher costs associated with the Asera asset acquisition, particularly in higher employee compensation expenses due to additional personnel, and software maintenance fees paid to third parties.

    Professional services costs consist primarily of compensation-related costs and travel expenses of our personnel responsible for providing consulting and training services to customers. Costs of temporary or subcontracted labor may also be included, if such labor is required to meet the demands of providing services. Professional services costs were $792,000 for the first quarter of fiscal 2004 compared to $196,000 for the first quarter of fiscal 2003, an increase of $596,000 or 304%. The increase in professional services costs was primarily due to additional personnel from the Asera asset acquisition, and was mainly in the areas of compensation and travel-related expenses of our professional consultants. Costs in the first quarter of fiscal 2004 include those incurred on a large project which was halted during the quarter, after we had incurred significant costs. We are unable to determine at this time the revenues to be realized for the services provided on this project during the quarter, and therefore, no revenues related to this project were recorded in the first quarter.

    GROSS MARGINS. Total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 12% for the three months ended June 30, 2003 compared to 62% for the three months ended June 30, 2002. Gross margin percentages were 57% and 98% for software license fees, 47% and 28% for software maintenance fees, and (86)% and 3% for professional services for the first quarters of fiscal 2004 and 2003, respectively.

    Gross margin percentages for software license fees were 57% and 98% for the first quarters of fiscal 2004 and 2003, respectively. The gross margin percentage for software license fees declined due primarily to amortization expense of $200,000 in the first quarter of fiscal 2004 related to capitalized costs of computer software acquired in the Asera asset acquisition.

    Gross margin percentages for software maintenance fees were 47% and 28% for the first quarters of fiscal 2004 and 2003, respectively. The gross margin percentage for software maintenance fees increased as a result of the increase in maintenance fee revenues, which was larger in proportion to the increase in cost of software maintenance fees. The increases in both revenues and expenses were primarily attributable to the Asera asset acquisition. The increase in expenses were primarily in employee compensation ($130,000) and maintenance fees paid to third parties ($41,000).

    Gross margin percentages for professional services were (86)% and 3% for the first quarters of fiscal 2004 and 2003, respectively. The gross margin percentages for professional services vary depending on the utilization rates for billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentage for professional services in the first quarter of fiscal 2004 was significantly impacted by costs incurred on a large project which was halted during the quarter, after we had incurred significant costs. Because revenues for services provided during the quarter are not clearly measurable at this time, no revenues related to this project were recorded in the first quarter. The significant project costs with no corresponding revenues resulted in the negative gross margin for the quarter.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs of general management, finance, legal, accounting, investor relations, office facilities and other administrative functions. General and administrative expenses were $848,000 for the first quarter of fiscal 2004 compared to $424,000 for the first quarter of fiscal 2003, an increase of $424,000 or 100%. This increase was a result of increases in employment-related costs, legal, and travel, primarily associated with the Asera asset acquisition.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, trade shows, and other promotional activities. Sales and marketing expenses were $1,113,000 for the first quarter of fiscal 2004 compared to $935,000 for the first quarter of fiscal 2003, an increase of $178,000 or

19%. The increase is primarily due to higher personnel-related costs resulting from the Asera asset acquisition ($198,000 increase) and additional recruitment costs ($80,000 increase).

    RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $817,000 for the first quarter of fiscal 2004 compared to $389,000 for the first quarter of fiscal 2003, an increase of $428,000 or 110%. The increase is primarily due to higher personnel-related costs resulting from the Asera asset acquisition ($427,000 increase).

    AMORTIZATION OF INTANGIBLE ASSETS. Amortizable intangible assets are amortized over their estimated useful lives, ranging from three to ten years. In the first quarter of fiscal 2004, amortization of intangible assets amounted to $23,000 compared to $7,000 in the first quarter of fiscal 2003, an increase of $16,000 or 229%. The increase was due to the addition of intangible assets in the fourth quarter of fiscal 2003 in connection with the Asera asset acquisition.

     RESTRUCTURING COSTS. In June 2002, we adopted a formal plan to reduce operating costs, including a shift in our direct sales strategy related to our solutions for the insurance industry. In connection with this plan, during the first quarter of fiscal 2003, we recorded restructuring costs of $344,000, consisting of charges for workforce reduction, the write-off of abandoned excess property and equipment, and an accrual for noncancelable lease obligations related to unused facilities. See Note 7 to the Unaudited Consolidated Financial Statements. We did not incur any restructuring charges in the fiscal 2004 period.

    INTEREST INCOME. Interest income consists principally of interest income on cash equivalents and short-term investments, which are comprised primarily of money market funds and high-grade bonds with average maturities of less than two years. Interest income was $29,000 for the first quarter of fiscal 2004 compared to $87,000 for the first quarter of fiscal 2003, a decrease of $58,000 or 67%. This decrease was the result of lower cash and short-term investments balances in the current year period as compared to the prior year period and, to a lesser degree, the effect of lower short-term interest rates.

    INTEREST EXPENSE. Interest expense is related to the $2,112,525 note payable that was assumed as partial consideration for the assets acquired in the Asera asset acquisition. Interest expense of $104,000 was recorded in the first quarter of fiscal 2004. We incurred no interest expense in the first quarter of fiscal 2003.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net consists principally of gains and losses arising from the remeasurement into U.S. Dollars of the financial statements of our foreign subsidiaries and, to a lesser extent, bank charges and realized gains and losses on investments. Other income (expense), net was $40,000 for the first quarter of fiscal 2004 compared to $(8,000) for the first quarter of fiscal 2003, a change of $48,000. This change resulted primarily from the change in net foreign currency remeasurement gains and losses between the periods.

    INCOME TAXES. In the quarters ended June 30, 2003 and 2002, we calculated a deferred tax asset, which was offset by a valuation allowance due to the uncertainty of realization of the Company's net operating loss carryforwards, resulting in no tax provision or benefit accrued in the periods. As of March 31, 2003, the Company had unused Federal and state net operating loss carryforwards that may be applied to reduce future taxable income of approximately $17,831,000 and $11,585,000, respectively. The carryforwards expire at various times from March 31, 2004 to March 31, 2023. Certain changes in ownership could result in an annual limitation on the amount of carryforwards that may be utilized.


LIQUIDITY AND CAPITAL RESOURCES

    We had cash, cash equivalents, and short-term investments of $7,180,000 and $13,030,000, and working capital of $3,170,000 and $12,670,000, at June 30, 2003 and 2002, respectively. Excess cash has been invested, and we expect that it will continue to be invested, in interest-bearing investment grade securities and money market funds. We used $2,880,000 for operating activities in the first quarter of fiscal 2004, compared to $1,394,000 in the first quarter of fiscal 2003.

    Our primary investing activities in the three months ended June 30, 2003 consisted of net purchases of short-term investments of $1,255,000, compared to net sales of short-term investments of $300,000 in the three months ended June 30, 2002.

    In January 2003, a $2,113,000 note payable was assumed as partial consideration for the assets acquired in the Asera asset acquisition. Of the assumed indebtedness, $302,000 is scheduled to be repaid in cash and, subject to shareholder approval, the balance is to be converted into 1,646,129 shares of our common stock. Shareholder approval was required to be obtained by August 15, 2003, otherwise the entire balance of the note, including accrued interest thereon, would become due and payable on that date. Since the Company's 2003 annual shareholders meeting will not be held by August 15, 2003, the Company will be unable to satisfy the conditions to the conversion of the indebtedness by that date. On August 14, 2003, the Company obtained an extension of the maturity date of the indebtedness from August 15, 2003 to December 31, 2003. See "Recent Developments" for additional information.

    The following summarizes our contractual obligations at June 30, 2003:

                                                   Payments Due By Period
                                   ------------------------------------------------------
                                       Total      1 Year or less   1 -3 Years  4 -5 Years
                                       -----      --------------   ----------  ----------
      Operating lease commitments     $2,192,000     $862,000       $987,000    $343,000
      Debt repayment
                                         302,000      302,000              -           -
                                   ------------------------------------------------------
      Total                           $2,494,000   $1,164,000       $987,000    $343,000
                                   ======================================================

    Other contractual obligations at include employment agreements with certain key employees that provide for minimum annual salaries and automatic annual renewals at the end of the initial two-year term. The agreements generally contain, among other things, confidentiality agreements, assignment to the Company of inventions made during employment (and under certain circumstances for two years following termination of employment) and non-competition agreements for the term of the agreements plus two years. Two executive employment/severance agreements provide for payments upon termination of employment, either under not-for-cause circumstances or if the key employee resigns for good reason, as defined. The maximum contingent liability under these agreements was approximately $342,000 at June 30, 2003. In addition, we had outstanding irrevocable letters of credit of approximately $87,000 at June 30, 2003.

    Our cash requirements for operating expenses have increased substantially following the January 2003 Asera asset acquisition, due to the addition of employees, leased facilities and other costs. However, we expect that revenues will also increase due to our enhanced product offerings and cross-selling opportunities stemming from the asset acquisition, and as IT spending increases as general economic conditions improve. We cannot predict with certainty whether changes in revenues and operating expenses resulting from the asset acquisition, or due to other factors, will increase or decrease cash requirements over the short-term or longer-term. We intend to manage the operating expenses to align with expected revenues. If the timing or amount of future revenue growth is less than expected due to market conditions or other factors, at the appropriate time we would initiate actions to reduce operating expenses. Other measures might include raising additional capital.

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

    We believe that cash flows from operations and the current cash and cash equivalents and short-term investments will be sufficient to meet anticipated liquidity needs for working capital, capital expenditures and debt satisfaction for the next twelve months. However, the underlying assumed levels of revenues and expenses may prove to be inaccurate. We may be required to finance any additional requirements within the next 12 months or beyond through additional equity, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available they may not be on satisfactory terms. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures. If we raise additional funds by issuing equity securities, dilution to existing shareholders will result.

SEASONALITY

    We do not believe that our operations are affected by seasonal factors. Our cash flows may at times fluctuate due to the timing of cash receipts from large individual sales.

RECENT ACCOUNTING PRONOUNCEMENT

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

RECENT DEVELOPMENTS

    In January 2003, as partial consideration for the Asera asset acquisition, we assumed $2,113,000 (plus accrued interest) of senior secured debt of Asera owed to Asera's bridge lenders. Pursuant to the terms of that certain Consent and Agreement dated as of January 8, 2003 by and among the Company, KPCB Holdings, Inc., as nominee on behalf of the bridge lenders, Asera and Sherwood Partners, Inc., solely in its capacity as assignee for the benefit of the Asera creditors, the Company agreed to convert the bridge indebtedness (including all interest accrued but unpaid thereon) into (i) 1,646,129 shares of the Company's common stock and (ii) the right to receive, under certain circumstances, $302,000 in cash. Under the terms of this agreement, if the conditions were not satisfied by August 15, 2003, the bridge indebtedness would become due and payable on such date.

    On August 14, 2003, the Company, KPCB Holdings, Inc., as nominee on behalf of the bridge lenders, and Sherwood Partners, Inc., solely in its capacity as assignee for the benefit of the Asera creditors, entered into amended and restated agreements which extended the maturity date of the bridge indebtedness from August 15, 2003 to December 31, 2003. In addition, upon satisfaction of the conditions to conversion set forth in the amended agreements including the receipt of shareholder approval, the Company agreed to convert the bridge indebtedness (including all interest accrued prior to January 9, 2003 but unpaid thereon) into (i) 1,646,129 shares of a newly authorized series of SEEC preferred stock (the "Series A Preferred Shares") and (ii) the right to receive, under certain circumstances, $302,000 in cash. Upon such conversion, the Company would now be required to pay in cash all interest accrued from and after January 9, 2003 thereon to the bridge lenders. Moreover, in the event of a Company Sale (as defined below) occurring prior to December 31, 2003, the bridge indebtedness would become immediately payable in full.

    The Preferred Shares would be convertible into SEEC common stock on a one-for-one basis at the option of the holders or upon the election of holders of a majority of the Preferred Stock then outstanding. Upon the liquidation, dissolution or winding up of the Company, the Preferred Shares would have a liquidation preference of $1.10 per share (subject to adjustments for stock splits, subdivisions, recombinations, reclassifications and the like) payable prior to any payments to the holders of the Company's common stock (representing the aggregate amount of the bridge indebtedness, on a per share basis). After the payment of this liquidation preference, the holders of the Preferred Shares would not participate in the distribution of the remaining proceeds of such liquidation with the holders of the Company's common stock. A sale (or exclusive license) of all or substantially all of our assets or a merger or consolidation of us with or into any other company would be deemed a liquidation event for purposes of the liquidation preference of the Preferred Shares (a "Company Sale"). The Preferred Shares would vote along with the Company's common stock on a one-for one basis (subject to adjustments for stock splits, subdivisions, recombinations, reclassifications and the like). However, the Preferred Shares would have certain protective voting rights with respect to the issuance by the Company of any securities ranking senior to the Preferred Shares as to dividends, liquidation, redemption, voting or conversion. The Preferred Shares would not be listed on any securities exchange. The Preferred Shares would not bear cumulative dividends, but would be entitled to participate in any dividend payments made to the holders of the Company's common stock.

    Additionally, in January 2003, the Company conditionally entered into a two-year consulting agreement with KPCB Holdings pursuant to which KPCB Holdings agreed to provide consulting services to the Company in exchange for the issuance of three separate performance warrants to purchase up to an aggregate of 2,500,000 shares of the Company's common stock, at a weighted average exercise price of $1.43 per share. The second consulting warrant was exercisable for 500,000 shares of the Company's common stock at an exercise price of $1.35 if the Company's aggregate reported revenues for its fiscal year ending March 31, 2004 were at least $16,000,000. The third consulting warrant was exercisable for 1,000,000 shares of the Company's common stock at an exercise price of $1.80 per share if the Company's aggregate reported revenues for its fiscal year ending March 31, 2004 were at least $20,000,000. Alternatively, if the Company's aggregate revenues for that fiscal year were between $16,000,000 and $20,000,000 then the warrant would only be exercisable for the pro-rata portion of the full 1,000,000 shares of the Company's common stock. The effectiveness of the consulting agreement and the issuance of the consulting warrants was conditioned upon, and subject to, the approval of the Company's shareholders.

    Under the terms of the amendment documents, the Company agreed to amend and restate the consulting agreement and alter the conditions of exercisability of the second and third consulting warrants. While the number of shares into which the second and third consulting warrants could be exercised and the exercise prices for such warrants remain unchanged, the performance targets for such warrants would now apply to the Company's fiscal year ended March 31, 2005. Additionally, the performance targets for the second and third consulting warrants would be lowered to $15,000,000 for the second consulting warrant and $18,000,000 for the third consulting warrant. Moreover, if there is a Company Sale during the period beginning on May 1, 2004 and ending on March 31, 2005 and the Company achieves certain interim revenue targets for the interim period beginning on April 1, 2004 and ending on the date of the Company Sale, each of the second and third consulting warrants would automatically vest in full and become immediately exercisable in accordance with the other terms thereof. The effectiveness of the consulting agreement and the issuance of the amended and restated consulting warrants remain conditioned upon, and subject to, the approval of the Company's shareholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates to our cash equivalent instruments and short-term investments. We invest our excess cash in short-term, floating-rate instruments. Short-term investments consist of fixed-income securities of government agencies and high quality corporate issuers. The average duration of the short-term investment portfolio of debt securities is approximately two years. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses, net of tax, reported as a separate component of accumulated other comprehensive income
(loss). A sharp rise in interest rates could have a material adverse impact on the fair value of our fixed-income investments. Conversely, declines in interest rates could negatively impact interest earnings. We do not currently use derivative financial instruments to hedge these interest rate exposures.

    Foreign Currency Risk. As of June 30, 2003, we had operating subsidiaries located in the United Kingdom and India. We are exposed to foreign currency exchange rate fluctuations as the financial results of our foreign subsidiaries are remeasured into U.S. dollars in consolidation. As exchange rates vary, these results, when remeasured, may vary from expectations and adversely impact overall profitability. Although the majority of our billings historically have been denominated in U.S. dollars, the proportion denominated in foreign currencies has risen with the Asera asset acquisition. We intend to maintain only nominal foreign currency cash balances, consisting of working funds necessary to facilitate the short-term operations of our subsidiaries, although cash collections from our customers may result in temporary excess foreign cash balances. We believe that this, with the fact that our revenues are either U.S. dollar-denominated or are based on quoted prices linked to the U.S. dollar, limit our foreign exchange risk. Changing currency exchange rates may affect our competitive position if such changes impact the profitability and business and/or pricing strategies of non-U.S. based competitors.

    The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of these subsidiaries and branches are remeasured at the current exchange rate at the balance sheet date, and non-monetary items are remeasured at historical rates. Revenues and expenses are remeasured using the average exchange rate during the period.

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

ITEM 4.  CONTROLS AND PROCEDURES

    Based on their evaluation as of a date within 90 days of the filing date of this amendment to the Quarterly Report on Form 10-Q/A, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1937 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    See Item 3 of Part I of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended March 31, 2003 for a discussion of legal proceedings, as to which there were no material developments during the quarter ended June 30, 2003.

ITEM 2.  CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5.  OTHER INFORMATION--NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

    The Exhibits listed below are filed as part of this Form 10-Q.

        EXHIBIT
          NO.                            DESCRIPTION
        -------                          -----------

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(B)      REPORTS ON FORM 8-K:

    On May 22, 2003 the Company filed a Current Report on Form 8-K furnishing the Company's press release concerning its financial results and certain other information related to its fiscal first quarter ended June 30, 2003.

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

                                                     SEEC, Inc.
                                -----------------------------------------------
                                                    (Registrant)

Date: August 14, 2003
                            By:                  /s/ RAVINDRA KOKA
                                -----------------------------------------------
                                                   Ravindra Koka
                                President, Chief Executive Officer and Director
                                           (Principal Executive Officer)

                            By:               /s/ RICHARD J. GOLDBACH
                                -----------------------------------------------
                                                 Richard J. Goldbach
                                       Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)