Form 10-Q/A
period 2003-06-30
SEEC INC
filed 2003-08-21
CIK 925524

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003 is being filed for the purpose of correcting Exhibits 31.1, 31.2, 32.1 and 32.2 attached thereto. We have made no further changes to the previously-filed Quarterly Report on Form 10-Q.


PART II--ITEM 6.  EXHIBITS

(A) EXHIBITS:

    The Exhibits listed below are filed as part of this Form 10-Q/A.

        EXHIBIT
          NO.                          DESCRIPTION
        -------                        -----------

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

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

                                                           SEEC, Inc.
                                                           (Registrant)

Date: August 21, 2003
                             By:                 /s/ RAVINDRA KOKA
                                 -----------------------------------------------
                                                   Ravindra Koka
                                 President, Chief Executive Officer and Director
                                          (Principal Executive Officer)

                             By:             /s/ RICHARD J. GOLDBACH
                                 -----------------------------------------------
                                               Richard J. Goldbach
                                     Treasurer and Chief Financial Officer
                                         (Principal Financial Officer)