Form 10-Q/A
period 2002-06-30
SEEC INC
filed 2003-08-22
CIK 925524

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A
                               AMENDMENT NO. 1 TO


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

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

     As previously reported SEEC, Inc. ("SEEC" or the "Company") determined that the financial results for each of the quarters ended June 30, September 30 and December 31, 2002 required restatement. The total impact of the adjustments is a reduction of the Company's revenues by $179,496 over the nine-month period, and a $179,496 increase in the net loss for the nine months ended December 31, 2002. The adjustments represent a reduction of 6.2% in the Company's previously reported total revenues for the nine months, and an increase of 6.4% in the previously reported net loss for the nine-month period.

     The restatement arises from a correction in accounting for sales of annual software licenses which include maintenance (also known as "post contract support" or "customer support and upgrades"). The Company's original accounting treatment for these transactions was to apportion the total fees to the transaction components - software license and maintenance. Revenues for the license component were recognized upon delivery of the software to the customer (provided all other criteria for revenue recognition were met), and maintenance revenues were recognized ratably over the twelve-month license period. The allocation of fees was based upon Company pricing conventions historically applied to its perpetual software license sales which typically include annually renewable maintenance.

     The Company determined that the proper accounting treatment for these transactions is to recognize both the software license and maintenance revenues ratably over the twelve-month license term. All of the cash related to these transactions had been collected by March 31, 2003, and the revenues deferred as a result of the restatements are recognizable in periods subsequent to December 31, 2002.

     The financial results presented in this report reflect the restatement of the Company's financial results. For the three months ended June 30, 2002, the total impact of the adjustment is a reduction of the Company's consolidated revenues by $67,753, or 8.3%, and an increase in the net loss by $67,753, or 4.5%. The net loss per share for the three months ended June 30, 2002 increases from $0.25 to $0.26 with the restatement.

     In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on August 14, 2002, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

     Certain amounts in the historical periods presented have been reclassified to conform to current presentation standards.

AMENDED ITEMS

     The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as set forth herein:

     PART I FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS.

     The financial information of the Company is amended to read in its entirety as set forth at pages 4 through 10 herein and is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is amended to read in its entirety as set forth at pages 10 through 16 herein and is incorporated herein by reference.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     The list of exhibits set forth in, and incorporated by reference from, the
Exhibit Index, is amended to include the following additional exhibits, filed herewith:

       EXHIBIT
         NO.                           DESCRIPTION
       -------  ----------------------------------------------------------------
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

                                   SEEC, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                            NUMBER
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Statements of Operations for the three months ended
    June 30, 2002 and 2001...................................................  4

  Condensed Consolidated Balance Sheets as of June 30, 2002 and
    March 31, 2002...........................................................  5

  Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2002 and 2001.............................................  6

  Notes to Unaudited Consolidated Financial Statements.......................  7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 10

Item 3. Quantitative and Qualitative Disclosures about Market Risk........... 16

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 17

Item 2. Changes in Securities................................................ 17

Item 3. Defaults Upon Senior Securities...................................... 17

Item 4. Submission of Matters to a Vote of Security Holders.................. 17

Item 5. Other Information.................................................... 17

Item 6. Exhibits and Reports on Form 8-K..................................... 17

SIGNATURES................................................................... 19

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   SEEC, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED JUNE 30,
                                                         ----------------------------
                                                            2002             2001
                                                         -----------      -----------
REVENUES:
Software license and maintenance fees                    $   540,920      $   342,357
Professional services                                        203,319          257,197
                                                         -----------      -----------
Total revenues                                               744,239          599,554
                                                         -----------      -----------
OPERATING EXPENSES:
Cost of revenues:

Software license and maintenance fees                         87,606          111,384
Professional services                                        196,203          249,756
                                                         -----------      -----------
Total cost of revenues                                       283,809          361,140
General and administrative                                   423,626          474,737
Sales and marketing                                          935,357        1,051,828
Research and development                                     389,016          452,226
Amortization of goodwill and other intangible assets           7,369           44,019
Restructuring costs                                          344,253               --
                                                         -----------      -----------
Total operating expenses                                   2,383,430        2,383,950
                                                         -----------      -----------
LOSS FROM OPERATIONS                                      (1,639,191)      (1,784,396)
NET INTEREST INCOME                                           78,881          223,218
                                                         -----------      -----------
NET LOSS                                                 $(1,560,310)     $(1,561,178)
                                                         ===========      ===========
Basic and diluted net loss per common share              $     (0.26)     $     (0.26)
                                                         ===========      ===========
Weighted average number of basic and
  diluted common and common equivalent
  shares outstanding                                       6,082,144        6,103,692
                                                         ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    JUNE 30,          MARCH 31,
                                                      2002              2002
                                                  ------------      ------------
                                                   (UNAUDITED)       (AUDITED*)
                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $  9,362,694      $ 10,473,967
  Short-term investments                             3,666,988         3,932,412
  Accounts receivable - trade, net                     686,996           448,404
  Prepaid expenses and other current assets            329,302           433,358
                                                  ------------      ------------
    Total current assets                            14,045,980        15,288,141

PROPERTY AND EQUIPMENT, NET                            705,716           831,120

INTANGIBLE ASSETS, NET                                  64,260            60,291
                                                  ------------      ------------
                                                  $ 14,815,956      $ 16,179,552
                                                  ============      ============
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                        $    288,071      $    280,481
  Accrued compensation                                 477,700           410,801
  Other current liabilities                            286,082           244,573
  Deferred revenues                                    349,661           288,526
  Income taxes payable                                  42,547            40,794
                                                  ------------      ------------
    Total current liabilities                        1,444,061         1,265,175
                                                  ------------      ------------

SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000
    shares authorized; none issued
  Common stock--$.01 par value; 20,000,000
    shares authorized; 6,309,187 shares issued          63,092            63,092
  Additional paid-in capital                        34,589,206        34,589,206
  Accumulated deficit                              (20,470,503)      (18,906,681)
  Less treasury stock, at cost--227,043 shares        (827,605)         (827,605)
  Accumulated other comprehensive income (loss)         17,705            (3,635)
                                                  ------------      ------------
    Total shareholders' equity                      13,371,895        14,914,377
                                                  ------------      ------------
                                                  $ 14,815,956      $ 16,179,552
                                                  ============      ============

---------
*Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED JUNE 30,
                                                             ------------------------------
                                                                 2002              2001
                                                             ------------      ------------
CASH FLOWS USED BY OPERATING ACTIVITIES                      $ (1,394,266)     $ (1,674,290)
                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net of disposals           (5,668)          (20,122)
   Purchases of short-term investments                                 --          (767,057)
   Sales of short-term investments                                300,000           758,819
   Other, net                                                     (11,339)           (1,787)
                                                             ------------      ------------
     Net cash provided (used) by investing activities             282,993           (30,147)
                                                             ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (1,111,273)       (1,704,437)
Cash and cash equivalents, beginning of period                 10,473,967        16,049,397
                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  9,362,694      $ 14,344,960
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

5. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income (loss) and its components in its annual Consolidated Statement of Changes in Shareholders' Equity. The components of the Company's comprehensive income (loss) were as follows:

                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                ----------------------------
                                                   2002             2001
                                                -----------      -----------
     Net loss                                   ($1,560,310)     $(1,561,178)
     Unrealized gain (loss) on investments,
     net of taxes                                    21,340          (40,702)
                                                -----------      -----------
     Total comprehensive loss                   ($1,538,970)     $(1,601,880)
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

     All charges associated with the restructuring are included as restructuring costs under operating expenses in the statement of operations. Below is a summary of the restructuring costs:

                                        CHARGED TO
                                        OPERATIONS
                                       THREE MONTHS      TOTAL      RESTRUCTURING
                                           ENDED          CASH     LIABILITIES AT
                                       JUNE 30, 2002    PAYMENTS    JUNE 30, 2002
                                       -------------    --------   --------------
Cash Provisions:
  Workforce reduction.................... $146,235      $(20,010)      $126,225
  Non-cancelable leases..................  135,000            --        135,000
                                          --------      ---------      --------
                                           281,235      $ (20,010)     $261,225
                                          ========      =========      ========
Non-cash:
  Write-off of excess property
    and equipment.......................   63,018
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

     The growth of the Web as a medium for business and the rapid development of B2B technologies such as XML (eXtensible Markup Language) and Web services are driving large enterprises to externalize their traditional business processes to improve efficiency, maintain their competitiveness, and enable future growth. Our solutions focus on preserving the competitive advantages inherent in current financial, customer service and industrial systems while allowing companies to utilize the underlying value of these systems in new Web-centric business processes. SEEC Mosaic Studio supports these efforts by externalizing the business rules within current systems and by providing means for quickly integrating those systems with the Web.

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

     SEEC was founded in 1988 to develop tools and solutions for reengineering of legacy COBOL (the Common Business Oriented Language) applications. Through 1999, organizations used SEEC's solutions extensively for year 2000 remediation and testing, legacy system maintenance, and legacy system reengineering. In fiscal 2001, we introduced SEEC Mosaic Studio. Our customer base consists primarily of large and medium-sized organizations including corporations, third-party information technology ("IT") service providers, higher education institutions, non-profit entities and governmental agencies. We derive our revenues from software license and maintenance fees and professional services fees. Professional services are typically provided to customers in conjunction with the license of software products. Our enterprise solutions and software products and services are marketed through a broad range of distribution channels, including direct sales to end users, and to end users in conjunction with our service provider partners.

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

     REVENUES. Total revenues for the first quarter of fiscal 2003 were $744,000 compared to $599,000 for the first quarter of fiscal 2002, an increase of $145,000 or 24%. Software license and maintenance fees were $541,000 for the first quarter of fiscal 2003 compared to $342,000 for the first quarter of fiscal 2002, an increase of $199,000 or 58%. Professional services revenues were $203,000 for the first quarter of fiscal 2003 compared to $257,000 for the first quarter of fiscal 2002, a decrease of $54,000 or 21%.

     The increase in revenues is attributable to an increase in sales of our SEEC Mosaic Studio solution, particularly a large sale to a customer in the insurance sector. That was partially offset by the decline in professional services revenues, as many companies continued to defer or reduce the rate of spending on IT projects.

     COST OF REVENUES. Total cost of revenues was $284,000 for the first quarter of fiscal 2003 compared to $361,000 for the first quarter of fiscal 2002, a decrease of $77,000 or 21%. The decrease in total cost of revenues is primarily due to a decline in personnel costs, as discussed below.

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

     Professional services costs consist primarily of compensation and related benefits, and travel and equipment for Company personnel responsible for providing consulting and training services to customers. Professional services costs were $196,000 for the first quarter of fiscal 2003 compared to $250,000 for the first quarter of fiscal 2002, a decrease of $54,000 or 22%. The decrease in professional services costs was attributable primarily to a reduction in employment-related expenses.

     GROSS MARGINS. Total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 62% for the three months ended June 30, 2002 compared to 40% for the three months ended June 30, 2001. Gross margin percentages were 84% and 67% for software license and maintenance fees for the first quarters of fiscal 2003 and 2002, respectively. The gross margin percentages for software license and maintenance fees are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. These percentages also fluctuate depending on the mix of software products and the varying royalty expenses, if any, associated with those products. The gross margin percentages for professional services were 3% for each of the first quarters of fiscal 2003 and 2002. These percentages may vary depending on the utilization rates for billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, we had cash, cash equivalents, and short-term investments of $13,030,000 and working capital of $12,602,000. Excess cash has been invested, and we expect that it will continue to be invested, in interest-bearing investment grade securities and money market funds. We used $1,394,000 for operating activities in the three months ended June 30, 2002, compared to $1,674,000 used for operating activities in the three months ended June 30, 2001. Our primary investing activities in the three months ended June 30, 2002 consisted of net sales of short-term investments of $300,000, compared to net purchases of short-term investments of $8,000 in the three months ended June 30, 2001.

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

   Foreign Currency Risk. As of June 30, 2002, we had operating subsidiaries located in the United Kingdom and India. We are exposed to foreign currency exchange rate fluctuations as the financial results of our foreign subsidiaries are remeasured into U.S. dollars in consolidation. As exchange rates vary, these results, when remeasured, may vary from expectations and adversely impact overall profitability. Although the majority of our billings historically have been denominated in U.S. dollars, the proportion denominated in foreign currencies has risen with the Asera asset acquisition. We intend to maintain only nominal foreign currency cash balances, consisting of working funds necessary to facilitate the short-term operations of our subsidiaries, although cash collections from our customers may result in temporary excess foreign cash balances. We believe that this, with the fact that our revenues are either U.S. dollar-denominated or are based on quoted prices linked to the U.S. dollar, limit our foreign exchange risk. Changing currency exchange rates may affect our competitive position if such changes impact the profitability and business and/or pricing strategies of non-U.S. based competitors.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

     The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q/A.

      EXHIBIT
         NO.                        DESCRIPTION
     ---------   ---------------------------------------------------------------
      2.1(5)     Agreement and Plan of Merger dated July 16, 1999 between the
                 Registrant and Mozart Systems Corporation.

      3.1(1)     The Registrant's Amended and Restated Articles of
                 Incorporation.

      3.2(1)     The Registrant's Amended and Restated Bylaws.

     10.1(1)     SEEC, Inc. 1994 Stock Option Plan.

     10.2(1) Registration Rights Agreement dated as of August 15, 1996 among the Registrant and certain of its shareholders.

     10.3(1)     Agreement dated July 16, 1996 between the Registrant and Raj
                 Reddy.

     10.4(2)     SEEC, Inc. 1997 Stock Option Plan.

     10.5(4) Asset Purchase Agreement dated August 7, 1998, between the Registrant and ERA.

     10.6(3)     SEEC, Inc. 1998 Employee Stock Purchase Plan.

     10.7(5) Employment Agreement dated August 3, 1999 between Mozart Systems Corporation and Alan P. Parnass.

     10.8(5) Non-Competition Agreement dated August 3, 1999 between Mozart Systems Corporation and Alan P. and Kim I. Parnass.

     10.9(6) Agreement and Release dated March 7, 2000 between the Registrant and Allen Gart.

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

     10.13(7) Agreement dated September 22, 2000 between the Registrant and Alan Parnass.

     10.14(8) Employment Agreement dated February 2, 2001 between the Registrant and Alan Parnass.

     10.15(9) Employment Agreement dated November 15, 1993 between the Registrant and Shankar Krish.

     10.16(10)   Employment Agreement dated June 13, 2001 between the Registrant and Bruce W. Cameron.

     10.17(11)   SEEC, Inc. 2000 Non-Employee Directors Stock Option Plan.

     10.18(12)   Separation and Release Agreement dated July 19, 2002 between the Registrant and Bruce W. Cameron.

     21.1(6)     Subsidiaries of the Company.

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

      (8) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000, File No. 0-21985.

      (9) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, File No. 0-21985.

     (10) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 0-21985.

     (11) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No. 0-21985.

     (12) Incorporated by reference to Exhibits to the initial filing of the Company's Quarterly Report on Form 10-Q for the period ended June 30,
          2002) File No. 0-21985.

(b) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        SEEC, Inc.
                                           -------------------------------------
                                                       (Registrant)

Date: August 22, 2003

                                        By:          /s/ RAVINDRA KOKA
                                           -------------------------------------
                                                       Ravindra Koka
                                            President, Chief Executive Officer
                                                        and Director
                                                (Principal Executive Officer)


                                        By:       /s/ RICHARD J. GOLDBACH
                                           -------------------------------------
                                                    Richard J. Goldbach
                                           Treasurer and Chief Financial Officer
                                                (Principal Financial Officer)