Form 10-Q/A
period 2002-09-30
SEEC INC
filed 2003-08-22
CIK 925524

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

     As previously reported, SEEC, Inc. ("SEEC" or the "Company") determined that the financial results for each of the quarters ended June 30, September 30 and December 31, 2002 required restatement. The total impact of the adjustments is a reduction of the Company's revenues by $179,496 over the nine-month period, and a $179,496 increase in the net loss for the nine months ended December 31, 2002. The adjustments represent a reduction of 6.2% in the Company's previously reported total revenues for the nine months, and an increase of 6.4% in the previously reported net loss for the nine-month period.

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

     The financial results presented in this report reflect the restatement of the Company's financial results. For the three months ended September 30, 2002, the total impact of the adjustment is a reduction of the Company's consolidated revenues by $8,062, or 0.9%, and an increase in the net loss by $8,062, or 0.9%. The net loss per share for the three months ended September 30, 2002 increases from $0.14 to $0.15 with the restatement. For the six months ended September 30, 2002, the total impact of the adjustment is a reduction of the Company's consolidated revenues by $75,815, or 4.4%, and an increase in the net loss by $75,815, or 3.2%. The net loss per share for the six months ended September 30, 2002 increases from $0.39 to $0.40 with the restatement.

     In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on November 12, 2002, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

     Certain amounts in the historical periods presented have been reclassified to conform to current presentation standards.

AMENDED ITEMS

     The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as set forth herein:

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

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     The list of exhibits set forth in, and incorporated by reference from, the
Exhibit Index, is amended to include the following additional exhibits, filed herewith:

      EXHIBIT
        NO.                                DESCRIPTION
      -------  -----------------------------------------------------------------
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

                                   SEEC, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                         ------
  PART I--FINANCIAL INFORMATION
  Item 1.  Financial Statements
       Consolidated Statements of Operations for the three- and six-month periods
       ended September 30, 2002 and 2001............................................................        4

       Condensed Consolidated Balance Sheets as of September 30, 2002 and March 31, 2002............        5

       Condensed Consolidated Statements of Cash Flows for the six-month periods
       ended September 30, 2002 and 2001............................................................        6

       Notes to Unaudited Consolidated Financial Statements.........................................        7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....       10

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................       16

  Item 4.  Controls and Procedures..................................................................       17


  PART II--OTHER INFORMATION

  Item 1.  Legal Proceedings........................................................................       17

  Item 2.  Changes in Securities....................................................................       17

  Item 3.  Defaults Upon Senior Securities..........................................................       17

  Item 4.  Submission of Matters to a Vote of Security Holders......................................       17

  Item 5.  Other Information........................................................................       17

  Item 6.  Exhibits and Reports on Form 8-K.........................................................       18

  SIGNATURES........................................................................................       19

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   SEEC, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                      SIX,MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                          ------------------------------------------------------------------
                                                                2002              2001              2002              2001
                                                             -----------       -----------       -----------       -----------
REVENUES:
   Software license and maintenance fees                     $   449,075       $   447,291       $   989,995       $   789,648
   Professional services                                         470,180           173,634           673,499           430,831
                                                             -----------       -----------       -----------       -----------
   Total revenues                                                919,255           620,925         1,663,494         1,220,479
                                                             -----------       -----------       -----------       -----------
OPERATING EXPENSES:
   Cost of revenues:
   Software license and maintenance fees                          97,955            89,099           185,561           200,483
   Professional services                                         392,491           243,865           588,694           493,621
                                                             -----------       -----------       -----------       -----------
   Total cost of revenues                                        490,446           332,964           774,255           694,104
   General and administrative                                    534,346           481,197           957,972           955,934
   Sales and marketing                                           550,224         1,040,792         1,485,581         2,092,620
   Research and development                                      303,212           383,556           692,228           835,782
   Amortization of goodwill and other intangible assets            7,370            44,019            14,739            88,038
   Restructuring costs                                              --                --             344,253              --
                                                             -----------       -----------       -----------       -----------
   Total operating expenses                                    1,885,598         2,282,528         4,269,028         4,666,478
                                                             -----------       -----------       -----------       -----------
LOSS FROM OPERATIONS                                            (966,343)       (1,661,603)       (2,605,534)       (3,445,999)
NET INTEREST INCOME                                               80,437           174,625           159,318           397,843
                                                             -----------       -----------       -----------       -----------
NET LOSS                                                     $  (885,906)      $(1,486,978)      $(2,446,216)      $(3,048,156)
                                                             ===========       ===========       ===========       ===========
Basic and diluted net loss per common share                  $     (0.15)      $     (0.24)      $     (0.40)      $     (0.50)
                                                             ===========       ===========       ===========       ===========
Weighted average number of basic and
   diluted common and common equivalent
   shares outstanding                                          6,086,263         6,113,659         6,084,215         6,108,703
                                                             ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                        SEEC, INC.

                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,       MARCH 31,
                                                                        2002               2002
                                                                    ------------       ------------
                                                                     (UNAUDITED)        (AUDITED *)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $  9,074,709       $ 10,473,967
  Short-term investments                                               2,926,724          3,932,412
  Accounts receivable - trade, net                                       819,153            448,404
  Prepaid expenses and other current assets                              313,740            433,358
                                                                    ------------       ------------
  Total current assets                                                13,134,326         15,288,141

PROPERTY AND EQUIPMENT, NET                                              647,113            831,120

INTANGIBLE ASSETS, NET                                                    57,439             60,291
                                                                    ------------       ------------
                                                                    $ 13,838,878       $ 16,179,552
                                                                    ============       ============
                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                          $    154,001       $    280,481
  Accrued compensation                                                   523,001            410,801
  Other current liabilities                                              277,591            244,573
  Deferred revenues                                                      343,823            288,526
  Income taxes payable                                                    40,689             40,794
                                                                    ------------       ------------
  Total current liabilities                                            1,339,105          1,265,175
                                                                    ------------       ------------

SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares authorized;
    none issued
  Common stock--$.01 par value; 20,000,000 shares authorized;
    6,309,187 shares issued                                               63,092             63,092
  Additional paid-in capital                                          34,589,206         34,589,206
  Accumulated deficit                                                (21,375,198)       (18,906,681)
  Less treasury stock, at cost--220,830 and 227,043 shares
    at September 30 and March 31, 2002, respectively                    (804,062)          (827,605)
  Accumulated other comprehensive income (loss)                           26,735             (3,635)
                                                                    ------------       ------------
  Total shareholders' equity                                          12,499,773         14,914,377
                                                                    ------------       ------------
                                                                    $ 13,838,878       $ 16,179,552
                                                                    ============       ============

----------
   * Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              -------------------------------
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

5.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income (loss) and its components in its annual Consolidated Statement of Changes in Shareholders' Equity. The components of the Company's comprehensive income (loss) were as follows:

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                              --------------------------  -------------------------
                                                  2002         2001          2002         2001
                                              ------------- ------------  ------------ ------------
       Net loss                                 ($885,906)  ($1,486,978)  ($2,446,216) ($3,048,156)
       Unrealized gain on investments,
        net of taxes                                9,030       64,626        30,370       23,924
                                              ------------- ------------  ------------ ------------
       Total comprehensive loss                 ($876,876)  ($1,422,352)  ($2,415,846) ($3,024,232)
                                              ============= ============  ============ ============


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

     All charges associated with the restructuring are included as restructuring costs under operating expenses in the statement of operations. Below is a summary of the restructuring costs:

                                                          CHARGED TO
                                                          OPERATIONS                      RESTRUCTURING
                                                         THREE MONTHS       TOTAL         LIABILITIES AT
                                                            ENDED            CASH          SEPTEMBER 30,
                                                        JUNE 30, 2002       PAYMENTS           2002
                                                        ---------------    -----------    ---------------
     Cash Provisions:
       Workforce reduction.............................    $146,235          $(51,069)       $ 95,166
       Non-cancelable leases...........................     135,000           (16,875)        118,125
                                                           --------          --------        --------
                                                            281,235          $(67,944)       $213,291
                                                                             ========        ========
     Non-cash:
       Write-off of excess property and equipment......      63,018
                                                           --------
                                                           $344,253
                                                           ========

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

OVERVIEW

    SEEC, Inc. ("SEEC" or the "Company") provides business-to-business (B2B) software solutions that help insurance, financial services, telecommunications and other large companies automate key business processes by evolving and integrating their current applications and systems, saving time and money. The Company's solutions are built upon SEEC Mosaic(TM) Studio, a suite of legacy evolution tools and component templates for creating composite applications that support real-time, collaborative business processes. The SEEC solutions can be implemented without disrupting current operations or replacing back-end administrative systems, providing a lower cost, shorter time, and lower risk for development and deployment than traditional approaches. With our ability to externalize business rules under a flexible architecture based on XML (eXtensible Markup Language), Web services and other emerging standards, we believe that we have the most cost-effective B2B solutions available in the market today. SEEC's solutions are used by more than 30 large global companies.

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

    REVENUES. Total revenues for the second quarter of fiscal 2003 were $919,000 compared to $621,000 for the second quarter of fiscal 2002, an increase of $298,000 or 48%. For the six months ended September 30, 2002, total revenues were $1,663,000 compared to $1,220,000 for the six months ended September 30, 2001, an increase of $443,000 or 36%.

    Software license and maintenance fees were $449,000 for the second quarter of fiscal 2003 compared to $447,000 for the second quarter of fiscal 2002, an increase of $2,000 or less than 1%. For the six months ended September 30, 2002, software license and maintenance fees were $990,000 compared to $790,000 for the six months ended September 30, 2001, an increase of $200,000 or 25%. Professional services revenues were $470,000 for the second quarter of fiscal 2003 compared to $174,000 for the second quarter of fiscal 2002, an increase of $296,000 or 170%. For the six months ended September 30, 2002, professional services revenues were $673,000 compared to $431,000 for the six months ended September 30, 2001, an increase of $242,000 or 56%.

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

    COST OF REVENUES. Total cost of revenues was $490,000 for the second quarter of fiscal 2003 compared to $333,000 for the second quarter of fiscal 2002, an increase of $157,000 or 47%. For the six months ended September 30, 2002, total cost of revenues was $774,000 compared to $694,000 for the six months ended September 30, 2001, an increase of $80,000 or 12%. The increases in total cost of revenues are attributable primarily to the salary and benefits costs of personnel providing the professional services. The increased demand for professional services was met by redeploying qualified personnel from other departments within SEEC, rather than by subcontracting or hiring new employees.

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

    Professional services costs consist primarily of compensation and related benefits, and travel and equipment for Company personnel responsible for providing consulting and training services to customers. Professional services costs were $392,000 for the second quarter of fiscal 2003 compared to $244,000 for the second quarter of fiscal 2002, an increase of $148,000 or 61%. For the six months ended September 30, 2002, professional services costs were $589,000 compared to $494,000 for the six months ended September 30, 2001, an increase of $95,000 or 19%. The increases in professional services costs are attributable primarily to the salary and benefits costs of personnel providing the professional services. The increased demand for professional services was met by redeploying qualified personnel from other departments within SEEC.

    GROSS MARGINS. Total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 47% and 53% for the three- and six-month periods ended September 30, 2002 compared to 46% and 43% for the three- and six-month periods ended September 30, 2001, respectively. Gross margin percentages were 78% and 80% for software license and maintenance fees, and 17% and (40)% for professional services for the second quarters of fiscal 2003 and 2002 respectively. Gross margin percentages were 81% and 75% for software license and maintenance fees, and 13% and (15)% for professional services for the six-month periods ended September 30, 2002 and 2001, respectively. The gross margin percentages for software license and maintenance fees are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. These percentages also fluctuate depending on the mix of software products and the varying royalty expenses, if any, associated with those products. The gross margin percentages for professional services vary depending on the utilization rates of billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentages for professional services in the three- and six-month periods ended September 30, 2002 were higher than the gross margin percentages in the fiscal 2002 periods due primarily to an increase in revenues, which in turn improved the utilization rates of billable consultants between the periods.

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

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2002, we had cash, cash equivalents, and short-term investments of $12,001,000 and working capital of $11,795,000. Excess cash has been invested, and we expect that it will continue to be invested, in interest-bearing investment grade securities and money market funds. We used $2,401,000 for operating activities in the six months ended September 30, 2002, compared to $3,291,000 used for operating activities in the six months ended September 30, 2001. Our primary investing activities in the six months ended September 30, 2002 consisted of net sales of short-term investments of $1,014,000, compared to net sales of short-term investments of $104,000 in the six months ended September 30, 2001. We used $33,000 for stock repurchases in the six months ended September 30, 2001, while proceeds from common stock issued totaled $5,000 and $31,000 in the six months ended September 30, 2002 and 2001, respectively.

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

    In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of." SFAS No. 144 also supercedes certain provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and significantly changes the criteria required to classify an asset as held-for-sale. We adopted the standard effective April 1, 2002. The adoption of SFAS No. 144 did not have a material affect on our financial position, results of operations, or cash flows.

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

   Foreign Currency Risk. As of September 30, 2002, we had operating subsidiaries located in the United Kingdom and India. We are exposed to foreign currency exchange rate fluctuations as the financial results of our foreign subsidiaries are remeasured into U.S. dollars in consolidation. As exchange rates vary, these results, when remeasured, may vary from expectations and adversely impact overall profitability. Although the majority of our billings historically have been denominated in U.S. dollars, the proportion denominated in foreign currencies has risen with the Asera asset acquisition. We intend to maintain only nominal foreign currency cash balances, consisting of working funds necessary to facilitate the short-term operations of our subsidiaries, although cash collections from our customers may result in temporary excess foreign cash balances. We believe that this, with the fact that our revenues are either U.S. dollar-denominated or are based on quoted prices linked to the U.S. dollar, limit our foreign exchange risk. Changing currency exchange rates may affect our competitive position if such changes impact the profitability and business and/or pricing strategies of non-U.S. based competitors.

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

    ITEM 4.  CONTROLS AND PROCEDURES

    Based on the Company's most recent evaluation, which was completed within 90 days of the filing of this amendment to the quarterly report on Form 10-Q/A, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2.  CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5.  OTHER INFORMATION--NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

    The Exhibits listed below are filed as part of this Form 10-Q/A.

         EXHIBIT
           NO.                      DESCRIPTION
           ---                      -----------

         10.19(1) Separation and Release Agreement dated September 17, 2002 between the Registrant and John D. Godfrey.

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

(1) Incorporated by reference to Exhibits to the initial filing of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-21985.

(b) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SEEC, Inc.
                               -------------------------------------------------
                                                  (Registrant)

Date:  August 22, 2003
                           By:              /s/    RAVINDRA KOKA
                               -------------------------------------------------
                                                  Ravindra Koka
                                 President, Chief Executive Officer and Director
                                         (Principal Executive Officer)

                           By:          /s/    RICHARD J. GOLDBACH
                               -------------------------------------------------
                                               Richard J. Goldbach
                                      Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)