Form 10-Q/A
period 2002-12-31
SEEC INC
filed 2003-08-22
CIK 925524

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

     As previously reported, SEEC, Inc. ("SEEC" or the "Company") determined that the financial results for each of the quarters ended June 30, September 30 and December 31, 2002 required restatement. The total impact of the adjustments is a reduction of the Company's revenues by $179,496 and a $179,496 increase in the net loss for the nine months ended December 31, 2002. The adjustments represent a reduction of 6.2% in the Company's previously reported total revenues for the nine months, and an increase of 6.4% in the previously reported net loss for the nine-months.

     The restatement arises from a correction in accounting for sales of annual software licenses that include maintenance (also known as "post-contract support" or "customer support and upgrades"). The Company's original accounting treatment for these transactions was to apportion the total fees to the transaction components - software license and maintenance. Revenues for the license component were recognized upon delivery of the software to the customer (provided all other criteria for revenue recognition were met), and maintenance revenues were recognized ratably over the twelve-month license period. The allocation of fees was based upon historical Company pricing conventions related to its perpetual software license sales which typically include annually renewable maintenance.

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

     The financial results presented in this report reflect the restatement of the Company's financial results. For the three months ended December 31, 2002, the total impact of the adjustment is a reduction of the Company's consolidated revenues by $103,681, or 9.1%, and an increase in the net loss by $103,681, or 23.5%. The net loss per share for the three months ended December 31, 2002 increases from $0.07 to $0.09 with the restatement. For the nine months ended December 31, 2002, the total impact of the adjustment is a reduction of the Company's consolidated revenues by $179,496, or 6.2%, and an increase in the net loss by $179,496, or 6.4%. The net loss per share for the nine months ended December 31, 2002 increases from $0.46 to $0.49 with the restatement.


EXPANDED DISCLOSURES

    In addition to the restatements described above, this report was modified to include expanded disclosures, in response to comments received by the Company from The Securities and Exchange Commission (`SEC") in the course of a periodic SEC review of the Company's recent public filings. Specifically, Notes 2 and 8 were modified, and Note 9 was added, to the Notes to Unaudited Condensed Consolidated Financial Statements. Also, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, was modified to clarify and expand the disclosures.

    Certain amounts in the historical periods presented have been reclassified to conform to current presentation standards.

    In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on February 13, 2003, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

AMENDED ITEMS

     The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, as set forth herein:

     PART I  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS.

     The financial information of the Company is amended to read in its entirety as set forth at pages 2 through 10 herein and is incorporated herein by reference.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption "Management's Discussion and Analysis" is amended to read in its entirety as set forth at pages 10 through 19 herein and is incorporated herein by reference.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     The list of exhibits set forth in, and incorporated by reference from, the
Exhibit Index, is amended to include the following additional exhibits, filed herewith:



        EXHIBIT
          NO.                       DESCRIPTION
        -------                     -----------
          31.1      Certification of Chief Executive Officer Pursuant To Rule
                    13a-14(a), As Adopted Pursuant To Section 302 Of The
                    Sarbanes-Oxley Act Of 2002.

          31.2      Certification of Chief Financial Officer Pursuant To Rule
                    13a-14(a), As Adopted Pursuant To Section 302 Of The
                    Sarbanes-Oxley Act Of 2002.

          32.2      Certification of Chief Executive Officer Pursuant To 18
                    U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of
                    The Sarbanes-Oxley Act Of 2002.

          32.2      Certification of Chief Financial Officer Pursuant To 18
                    U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of
                    The Sarbanes-Oxley Act Of 2002.

                                   SEEC, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
  PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements

       Consolidated Statements of Operations for the three- and nine-month periods
       ended December 31, 2002 and 2001.............................................................        2

       Condensed Consolidated Balance Sheets as of December 31, 2002 and March 31, 2002.............        3

       Condensed Consolidated Statements of Cash Flows for the nine-month periods
       ended December 31, 2002 and 2001.............................................................        4

       Notes to Unaudited Consolidated Financial Statements.........................................        5

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....       10

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................       20

  Item 4.  Controls and Procedures..................................................................       20

  PART II--OTHER INFORMATION

  Item 1.  Legal Proceedings........................................................................       20

  Item 2.  Changes in Securities....................................................................       20

  Item 3.  Defaults Upon Senior Securities..........................................................       20

  Item 4.  Submission of Matters to a Vote of Security Holders......................................       20

  Item 5.  Other Information........................................................................       20

  Item 6.  Exhibits and Reports on Form 8-K.........................................................       20

  SIGNATURES........................................................................................       21

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                   SEEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS                        NINE MONTHS
                                                                   ENDED DECEMBER 31,                 ENDED DECEMBER 31,
                                                             ------------------------------      -----------------------------
                                                                 2002              2001              2002             2001
                                                             -----------       -----------       -----------       -----------
REVENUES:
   Software license and maintenance fees                     $   570,558       $   343,787       $ 1,560,553       $ 1,133,435
   Professional services                                         463,045           252,620         1,136,544           713,079
                                                             -----------       -----------       -----------       -----------
   Total revenues                                              1,033,603           596,407         2,697,097         1,846,514
                                                             -----------       -----------       -----------       -----------
OPERATING EXPENSES:
   Cost of revenues:
   Software license and maintenance fees                          71,122            83,804           256,683           284,287
   Professional services                                         386,209           238,058           974,903           761,307
                                                             -----------       -----------       -----------       -----------
   Total cost of revenues                                        457,331           321,862         1,231,586         1,045,594
   General and administrative                                    416,150           438,117         1,374,122         1,394,050
   Sales and marketing                                           469,748         1,035,948         1,955,329         3,128,568
   Research and development                                      286,033           400,539           978,261         1,236,321
   Amortization of goodwill and other intangible assets            7,369            44,020            22,108           132,058
   Restructuring costs                                              --                --             344,253              --
                                                             -----------       -----------       -----------       -----------
   Total operating expenses                                    1,636,631         2,240,486         5,905,659         6,936,591
                                                             -----------       -----------       -----------       -----------
LOSS FROM OPERATIONS                                            (603,028)       (1,644,079)       (3,208,562)       (5,090,077)
NET INTEREST INCOME                                               57,459           162,170           216,777           560,013
                                                             -----------       -----------       -----------       -----------
NET LOSS                                                     $  (545,569)      $(1,481,909)      $(2,991,785)      $(4,530,064)
                                                             ===========       ===========       ===========       ===========
Basic and diluted net loss per common share                  $     (0.09)      $     (0.24)      $     (0.49)      $     (0.74)
                                                             ===========       ===========       ===========       ===========
Weighted average number of basic and
   diluted common and common equivalent
   shares outstanding                                          6,076,110         6,081,764         6,081,504         6,099,691
                                                             ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                        SEEC, INC.
                          Condensed Consolidated Balance Sheets

                                                                    DECEMBER 31,        MARCH 31,
                                                                        2002               2002
                                                                    ------------       ------------
                                                                     (UNAUDITED)        (AUDITED *)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $  9,045,951       $ 10,473,967
  Short-term investments                                               2,421,346          3,932,412
  Accounts receivable - trade, net                                       989,551            448,404
  Prepaid expenses and other current assets                              267,628            433,358
                                                                    ------------       ------------
  Total current assets                                                12,724,476         15,288,141

PROPERTY AND EQUIPMENT, NET                                              598,774            831,120

INTANGIBLE ASSETS, NET                                                    66,600             60,291
                                                                    ------------       ------------
                                                                    $ 13,389,850       $ 16,179,552
                                                                    ============       ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                          $    231,932       $    280,481
  Accrued compensation                                                   390,369            410,801
  Other current liabilities                                              333,011            244,573
  Deferred revenues                                                      485,857            288,526
  Income taxes payable                                                    37,927             40,794
                                                                    ------------       ------------
  Total current liabilities                                            1,479,096          1,265,175
                                                                    ------------       ------------

SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares authorized;
    none issued
  Common stock--$.01 par value; 20,000,000 shares authorized;
    6,309,187 shares issued                                               63,092             63,092
  Additional paid-in capital                                          34,589,206         34,589,206
  Accumulated deficit                                                (21,920,767)       (18,906,681)
  Less treasury stock, at cost--252,130 and 227,043 shares
    at December 31 and March 31, 2002, respectively                     (840,109)          (827,605)
  Accumulated other comprehensive income (loss)                           19,332             (3,635)
                                                                    ------------       ------------
  Total shareholders' equity                                          11,910,754         14,914,377
                                                                    ------------       ------------
                                                                    $ 13,389,850       $ 16,179,552
                                                                    ============       ============

-----------------
   * Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements.

                                   SEEC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                        DECEMBER 31,
                                                              -------------------------------
                                                                   2002               2001
                                                              ------------       ------------

CASH FLOWS USED BY OPERATING ACTIVITIES                       $ (2,868,929)      $ (4,448,534)
                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net of disposals           (12,956)          (169,012)
   Purchases of short-term investments                                --           (3,247,976)
   Sales of short-term investments                               1,513,580          3,261,972
   Other, net                                                      (28,417)            (3,827)
                                                              ------------       ------------
     Net cash provided (used) by investing activities            1,472,207           (158,843)
                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock                                     (36,047)           (73,228)
   Common stock issued                                               4,753             33,159
                                                              ------------       ------------
     Net cash used by financing activities                         (31,294)           (40,069)
                                                              ------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (1,428,016)        (4,647,446)
Cash and cash equivalents, beginning of period                  10,473,967         16,049,397
                                                              ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  9,045,951       $ 11,401,951
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

5.   COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income (loss) and its components in its annual Consolidated Statement of Changes in Shareholders' Equity. The components of the Company's comprehensive income (loss) were as follows:

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    DECEMBER 31,                DECEMBER 31,
                                              --------------------------  -------------------------
                                                  2002         2001          2002         2001
                                              ------------- ------------  ------------ ------------
       Net loss                                 ($545,569)  ($1,481,909)  ($2,991,785) ($4,530,064)
       Unrealized gain (loss) on investments,
        net of taxes                               (7,403)       16,858        22,967       40,782
                                              ------------- ------------  ------------ ------------
       Total comprehensive loss                 ($552,972)  ($1,465,051)  ($2,968,818) ($4,489,282)
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

                                                          CHARGED TO
                                                          OPERATIONS                       RESTRUCTURING
                                                         THREE MONTHS                      LIABILITIES AT
                                                            ENDED          TOTAL CASH       DECEMBER 31,
                                                        JUNE 30, 2002       PAYMENTS            2002
                                                        ---------------    ------------    ---------------
     Cash Provisions:
       Workforce reduction...............................  $146,235          $(101,235)         45,000
       Non-cancelable leases.............................   135,000            (33,750)        101,250
                                                           --------          ---------        --------
                                                            281,235          $(134,985)       $146,250
                                                           ========          =========        ========

     Non-cash:
       Write-off of excess property and equipment........    63,018
                                                           --------
                                                           $344,253
                                                           ========

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

8.   SUBSEQUENT EVENTS

     Asset Purchase -- On January 8, 2003, the Company acquired certain assets of Asera, Inc. ("Asera"), including the Asera name, intellectual property and customers. SEEC also hired certain of the former Asera's staff. In return, SEEC assumed certain liabilities of Asera. On January 6, 2003, Asera transferred all of its assets to Sherwood Partners, Inc. ("Sherwood") in an assignment-for-the-benefit-of-creditors transaction. Pursuant to an Asset Purchase Agreement dated January 8, 2003 between the Company and Sherwood, the Company acquired the following former Asera assets (the "Asset Purchase"):

          (a) All cash and accounts receivable in excess of $650,000 in the aggregate;

          (b) All equipment, machinery, computer hardware and software, materials, prototypes, tools, supplies, vehicles, furniture and fixtures;

          (c)  All raw materials, work-in-process and finished goods inventory;

          (d)  All intellectual property;

          (e)  Certain customer lists;

          (f)  Certain of Asera's contracts; and

          (g)  All advertising, marketing and promotional materials.

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

     As further consideration for the purchased assets, the Company agreed to issue to Sherwood for the benefit of unsecured creditors of Asera, a warrant to purchase an aggregate of 20,000 shares of the Company's common stock. The issuance of the warrant is subject to the satisfaction of certain specified conditions including, without limitation, the approval of the Company's shareholders. If approved, this warrant is expected to be issued as soon as practicable following shareholder approval, at which time the warrant will be valued and characterized as partial consideration for the Asset Acquisition. This warrant may be exercised at any time from the date it is issued until the second anniversary of its issuance. The Company has agreed to register the shares upon exercise of the warrant for resale under the Securities Act.

     The Company also agreed to pay from time to time, in its sole discretion, cash to Sherwood for the purpose of paying certain unsecured creditors of Asera. In determining whether to deliver any cash payments to Sherwood for this purpose, the Company would consider a number of factors including the type and size of the unsecured claim which the unsecured creditor may have against Asera as well as the continuing or prospective business relationship which the unsecured creditor has or may have with the Company. Under no circumstances would the amount to be paid by the Company under this agreement exceed $500,000.

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

     Stock Sale and Related Agreements -- Also on January 8, 2003, in a private placement transaction, the Company sold 1,205,354 shares of common stock to KPCB for cash consideration of $1,301,782. The shares were issued pursuant to Section 4 (2) and Regulation D promulgated under the Securities Act. In connection with the private placement transaction, the Company agreed that for so long as KPCB owns at least 200,000 of the private placement shares, it will use its best efforts to cause two designees of KPCB to be appointed to its board of directors. Effective immediately following the closing of this transaction, a general partner of KPCB was named to the Company's board of directors as one of these two designees. Pursuant to the private placement transaction, the Company also agreed to cause a registration statement covering the issued shares to be filed with the SEC.

     The Company also entered into a two-year Consulting Agreement with KPCB on January 8, 2003, pursuant to which KPCB agreed to provide certain consulting services to the Company in exchange for the issuance of certain performance warrants to purchase up to 2,500,000 shares of the Company's common stock (the "Consulting Warrants"), effective upon the satisfaction of certain specified conditions including, without limitation, the approval of the Company's shareholders. The Company has agreed to prepare and file with the SEC a Form S-3 registration statement under the Securities Act, registering the resale by KPCB of the shares issuable upon exercise of the warrants.

    In accordance with generally accepted accounting principles, the Company's financial statements will not reflect the effects of the Consulting Warrants until shareholder approval is obtained.

    The first Consulting Warrant is exercisable for up to 1,000,000 shares of Company common stock at an exercise price of $1.10 per share. If approved by the Company's shareholders at the Company's Annual Meeting, the warrant will be issued and will be immediately exercisable as of the eighth day of each calendar month from February 2003 to the date of such approval, for 41,667 shares of common stock at each monthly exercise date. Thereafter, the warrant will become exercisable for an additional 41,667 shares each month through December 2004. On or after January 8, 2005, the warrant will become exercisable for the entire 1,000,000 shares of common stock. In addition, the warrant will automatically become exercisable for the full 1,000,0000, upon certain occurrences. The warrant may be exercised at any time until the fifth anniversary of its date of issuance. If the issuance of the warrant is approved, the Company will value the first Consulting Warrant as a series of twenty-four individual warrants and will initially record as expense the value of the individual warrants as of the date of shareholder approval. Thereafter, additional expense will be recorded as warrants become exercisable each month, through the two-year term of the underlying consulting agreement. The value of the warrants will be determined according to the Black-Scholes pricing model.

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

    The ultimate values of the second and third Consulting Warrants, if issuance is approved by shareholders, will be contingent upon the Company's attaining the prescribed revenue goals for fiscal year 2004. No accounting recognition will be given to these warrants, unless and until the revenue goals are attained. Then, the warrant(s) would be valued according to the Black-Scholes pricing model, and the resulting expense would be recorded in the fourth quarterly period of the year ending March 31, 2004.


9.   GOODWILL AMORTIZATION

    Effective April 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly, no longer amortizes goodwill and other intangible assets with indefinite lives. As a result of write-downs of goodwill resulting from impairment evaluations performed in fiscal 2001 and 2002, there was no goodwill reflected on the balance sheet as of April 1, 2002.

    The following pro forma financial information reflects consolidated results adjusted as if SFAS No. 142 had been adopted for the periods ended December 31, 2001:


                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  DECEMBER 31,                       DECEMBER 31,
                                            2002              2001              2002              2001
Reported net loss                        ($  545,569)      ($1,481,909)      ($2,991,785)      ($4,530,064)

Goodwill amortization                           --              36,097              --             108,291
                                         -----------       -----------       -----------       -----------
Adjusted net loss                        ($  545,569)      ($1,445,812)      ($2,991,785)      ($4,421,773)
                                         ===========       ===========       ===========       ===========

Reported basic and diluted loss per
share                                    $     (0.09)      $     (0.24)      $     (0.49)      $     (0.74)
Goodwill amortization per share                 --                --                --                0.02
                                         -----------       -----------       -----------       -----------
Adjusted basic and diluted loss per
share                                    $     (0.09)      $     (0.24)      $     (0.49)      $     (0.72)
                                         ===========       ===========       ===========       ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The previous discussion and other sections of this Form 10-Q contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially from those discussed. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those set forth in SEEC's Annual Report on Form 10-K for the year ended March 31, 2002. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

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

COMPARISON OF THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

    The following section includes information related to changes in SEEC's Consolidated Statements of Operations. References to the third quarter of fiscal 2003 and to the third quarter of fiscal 2002 refer to the three months ended December 31, 2002 and December 31, 2001, respectively.

    REVENUES. Total revenues for the third quarter of fiscal 2003 were $1,034,000 compared to $596,000 for the third quarter of fiscal 2002, an increase of $438,000 or 73%. For the nine months ended December 31, 2002, total revenues were $2,697,000 compared to $1,847,000 for the nine months ended December 31, 2001, an increase of $850,000 or 46%.

    Software license and maintenance fees were $571,000 for the third quarter of fiscal 2003 compared to $344,000 for the third quarter of fiscal 2002, an increase of $227,000 or 66%. For the nine months ended December 31, 2002, software license and maintenance fees were $1,561,000 compared to $1,133,000 for the nine months ended December 31, 2001, an increase of $428,000 or 38%. Professional services revenues were $463,000 for the third quarter of fiscal 2003 compared to $253,000 for the third quarter of fiscal 2002, an increase of $210,000 or 83%. For the nine months ended December 31, 2002, professional services revenues were $1,137,000 compared to $713,000 for the nine months ended December 31, 2001, an increase of $424,000 or 59%.

     The increases in revenues are attributable to increased direct and indirect sales activity in the Mosaic Studio and Axcess product categories, more the result of the timing of customers' decisions to purchase than a change in demand or in sales efforts. Sales during the first three quarters of fiscal year 2003 included our first sale of Axcess components, which generated 15% and 14% of total revenues for the nine months and three months ended December 31, 2002, respectively. Significant professional services were delivered in the nine-month period of fiscal 2003, particularly related to project engagements (including the Axcess sale) with two customers in the insurance industry. These engagements were responsible for approximately 52% of professional services revenues for the nine months ended December 31, 2002. While we expect to generate additional revenues from these two customers in future quarters, we cannot predict the amount or timing of such revenues.

    COST OF REVENUES. Total cost of revenues was $457,000 for the third quarter of fiscal 2003 compared to $322,000 for the third quarter of fiscal 2002, an increase of $135,000 or 42%. For the nine months ended December 31, 2002, total cost of revenues was $1,232,000 compared to $1,046,000 for the nine months ended December 31, 2001, an increase of $186,000 or 18%. The increases in total cost of revenues are attributable primarily to an increase in the salary and benefits costs of personnel providing the professional services. The increased demand for professional services was primarily addressed by increased utilization rates of our consultants and by redeploying qualified personnel from other departments within SEEC, rather than by subcontracting or hiring new employees.

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

    Professional services costs consist primarily of compensation and related taxes and benefits for Company personnel responsible for providing consulting and training services to customers. Professional services costs were $386,000 for the third quarter of fiscal 2003 compared to $238,000 for the third quarter of fiscal 2002, an increase of $148,000 or 62%. For the nine months ended December 31, 2002, professional services costs were $975,000 compared to $761,000 for the nine months ended December 31, 2001, an increase of $214,000 or 28%. The increases in professional services costs are attributable primarily to an increase in the salary and benefits costs of personnel providing the professional services. The increased demand for professional services was met by increased utilization rates of our consultants and by redeploying qualified personnel from the research and development department. The compensation and benefits expenses for such redeployed personnel were classified as professional services costs for the time spent providing billable consulting services to customers.

    GROSS MARGINS. Total gross margin (total revenues less total cost of revenues) as a percentage of revenues was 56% and 54% for the three- and nine-month periods ended December 31, 2002 compared to 46% and 43% for the three- and nine-month periods ended December 31, 2001, respectively. Gross margin percentages were 88% and 76% for software license and maintenance fees, and 17% and 6% for professional services, for the third quarters of fiscal 2003 and 2002, respectively. Gross margin percentages were 84% and 75% for software license and maintenance fees, and 14% and (7)% for professional services, for the nine-month periods ended December 31, 2002 and 2001, respectively. The gross margin percentages for software license and maintenance fees are impacted by the proportion of customer support services costs to the amount of software license and maintenance fees generated in a given period. These percentages also fluctuate depending on the mix of software products and the varying royalty expenses, if any, associated with those products. The gross margin percentages for professional services vary depending on the utilization rates of billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentages for professional services in the three- and nine-month periods ended December 31, 2002 were higher than the gross margin percentages in the fiscal 2002 periods due primarily to an increase in revenues, which in turn improved the utilization rates of billable consultants between the periods.

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

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, trade shows, and other promotional activities. Sales and marketing expenses were $470,000 for the third quarter of fiscal 2003 compared to $1,036,000 for the third quarter of fiscal 2002, a decrease of $566,000 or 55%. For the nine months ended December 31, 2002, sales and marketing expenses were $1,955,000 compared to $3,129,000 for the nine months ended December 31, 2001, a decrease of $1,174,000 or 38%. Expenses in the prior year periods included higher levels of spending on recruitment and employment-related expenses, and on advertising and promotion, generally related to the November 2001 introduction of our Axcess for Insurance solution. Furthermore, the June 2002 restructuring, which marked a shift in our sales strategy for Axcess, resulted in an overall reduction in expenses in the second and third quarters of fiscal 2003, compared to the prior-year quarters.

    RESEARCH AND DEVELOPMENT. Total expenditures for research and development were $286,000 for the third quarter of fiscal 2003 compared to $401,000 for the third quarter of fiscal 2002, a decrease of $115,000 or 29%. For the nine months ended December 31, 2002, expenditures for research and development were $978,000 compared to $1,236,000 for the nine months ended December 31, 2001, a decrease of $258,000 or 21%. These decreases were the result of reductions in employment-related expenses. A larger proportion of development work was shifted from the United States to India, where personnel costs are lower. Also, some research and development personnel were temporarily redeployed to billable services during the second and third quarters of fiscal year 2003 to meet the increased demand for professional services. Personnel expenses and related costs were recorded as cost of revenues during the redeployment periods.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Intangible assets are amortized over their estimated useful lives of five to seven years. Prior to April 1, 2002, goodwill had been amortized over an estimated useful life of five years. Goodwill amortization was discontinued in fiscal 2003 due to the write-down in the fourth quarter of fiscal 2002 of all remaining goodwill at that time. In the third quarter of fiscal 2003, amortization expense was $7,000 compared to $44,000 for the third quarter of fiscal 2002, a decrease of $37,000 or 84%. For the nine months ended December 31, 2002, amortization expense was $22,000 compared to $132,000 for the nine months ended December 31, 2001, a decrease of $110,000 or 83%. The reductions were due primarily to the write-down of goodwill recorded in the fourth quarter of fiscal 2002, which had the effect of reducing amortization expense by $36,000 per quarter in fiscal 2003. Goodwill arising from future acquisitions, if any, will be accounted for in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which stipulates that effective April 1, 2002, goodwill is no longer to be amortized.

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

     At the time the restructuring plan was implemented, we expected that its effect would be to reduce quarterly operating expenses by approximately $500,000 by the third quarter of fiscal 2003, compared to average quarterly operating expenses in fiscal 2002. Of the $500,000 in anticipated quarterly savings, 60% was estimated to come from reduced employee costs (salaries, benefits, etc.), 7% from reductions in depreciation and lease costs, and 33% from reductions in other sales and marketing costs.

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


LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2002, we had cash, cash equivalents, and short-term investments of $11,467,000 and working capital of $11,245,000. Excess cash has been invested, and we expect that it will continue to be invested, in interest-bearing investment grade securities and money market funds. We used $468,000 for operating activities in the third quarter of fiscal 2003, compared to $1,158,000 in the third quarter of fiscal 2002. In the nine month periods ended December 31, 2002 and 2001, we used $2,869,000 and $4,449,000, respectively, for operating activities. Our primary investing activities in the nine months ended December 31, 2002 consisted of net sales of short-term investments of $1,514,000, compared to net sales of short-term investments of $14,000 in the nine months ended December 31, 2001. We used $36,000 for stock repurchases in the nine months ended December 31, 2002, compared to $73,000 used for stock repurchases in the nine months ended December 31, 2001. Proceeds from common stock issued totaled $5,000 and $33,000 in the nine months ended December 31, 2002 and 2001, respectively.

    In connection with the equity investment transaction by KPCB Holdings, Inc. described in Note 8 above, in January 2003 we received $1,302,000 in Cash for the sale of common stock. Additionally, in connection with the Asera asset acquisition described in Note 8, we assumed $3,684,000 of secured debt, of which $1,572,000 was repaid coincident with the closing of the transaction. Of the remaining $2,112,000 of assumed indebtedness, $302,000 is scheduled to be repaid in cash and, subject to shareholder approval, the balance is to be converted into 1,646,129 shares of our common stock. If the satisfaction of the conditions to the conversion of the note payable, including shareholder approval of such conversion, does not occur by August 15, 2003, the note (with accrued interest at 8% per annum) will become immediately due and payable on such date.

    The following summarizes our contractual obligations at December 31, 2002, plus contractual obligations added in connection with the January 8, 2003 Asera asset acquisition, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods. Not reflected in the table are the January 8, 2003 payment of $1,572,000 against secured debt assumed in connection with the Asera asset acquisition, or any transaction or other acquisition costs related to the Asera asset acquisition, estimated to be in the range of $1 million.

                                                   Payments Due By Period
                                   -------------------------------------------------------

                                       Total      1 Year or less    1 -3 Years  4 -5 Years
                                       -----      --------------    ----------  ----------
      Operating lease commitments     $2,511,000     $764,000       $1,210,000    $537,000
      Debt repayment
                                         302,000      302,000                -           -
                                   -------------------------------------------------------
      Total                           $2,813,000   $1,066,000       $1,210,000    $537,000
                                   =======================================================


    Other contractual obligations include employment agreements with certain key employees that provide for minimum annual salaries and automatic annual renewals at the end of the initial two-year term. Two executive employment/severance agreements provide for payments upon termination of employment, either under not-for-cause circumstances or if the key employee resigns for good reason (as defined in the agreements). The maximum contingent liability under these agreements was approximately $342,000 at December 31, 2002. In addition, we had outstanding irrevocable letters of credit of approximately $87,000 at December 31, 2002.

    Our cash requirements for operating expenses are expected to increase substantially following the Asera asset acquisition, due to the addition of employees, leased facilities and other costs. However, we expect that revenues will also increase due to our enhanced product offerings and cross-selling opportunities stemming from the Asera asset acquisition, provided that IT spending increases as general economic conditions improve. We cannot predict with certainty whether changes in revenues and operating expenses resulting from the Asera asset acquisition, or due to other factors, will increase or decrease cash requirements over the short-term or longer-term. We intend to manage the operating expenses to align with expected revenues. If the timing or amount of revenue growth would be less than expected due to market conditions or other factors, at the appropriate time we would initiate actions to reduce operating expenses. Other measures might include raising additional capital.

    We believe that cash flows from operations and the current cash and cash equivalents and short-term investments will be sufficient to meet anticipated liquidity needs for the Asera asset acquisition transaction costs, for working capital, capital expenditures and debt satisfaction for the next twelve months. However, our assumptions concerning levels of revenues and expenses may prove to be inaccurate. We may be required to finance any unanticipated additional requirements within the next 12 months or beyond through additional equity, debt financings or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be on satisfactory terms. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures. If we raise additional funds by issuing equity securities, dilution to existing shareholders will result


SEASONALITY

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

    In November 2001, the FASB's Emerging Issues task Force ("EITF") issued EITF Topic No. D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." In January 2002, the EITF issued Topic No. D-103 as EITF Issue 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." Topic No. D-103 requires companies to characterize reimbursements received for out-of-pocket expenses as revenue in the statement of operations. The Company has historically netted reimbursements received for out-of-pocket expenses against the related expenses in the consolidated statements of operations. Prior period amounts have been reclassified on the accompanying Consolidated Statements of Operations to comply with EITF Issue 01-14. The adoption of the new standard did not have a material affect on our financial position, results of operations, or cash flows.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5.  OTHER INFORMATION--NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

    The Exhibits listed below are filed as part of this Form 10-Q.

        EXHIBIT
          NO.                                           DESCRIPTION
        -------        --------------------------------------------------------------------------------
         31.1          Certification of Chief Executive Officer Pursuant To Rule 13a-14(a), As
                       Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

         31.2          Certification of Chief Financial Officer Pursuant To Rule 13a-14(a), As
                       Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

         32.2          Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350,
                       As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

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

                                           SEEC, Inc.
                               ----------------------------------
                                          (Registrant)

Date:  August 22, 2003
                             By:           /s/    RAVINDRA KOKA
                                 ----------------------------------------------
                                              Ravindra Koka
                               President, Chief Executive Officer and Director
                                        (Principal Executive Officer)

                             By:           /s/    RICHARD J. GOLDBACH
                                 ----------------------------------------------
                                             Richard J. Goldbach
                                    Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)