Form 10-K/A
period 2003-03-31
SEEC INC
filed 2003-09-19
CIK 925524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                                AMENDMENT NO. 2

(MARK ONE)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2003.
                                       or

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

      For the transition period from ---------- to ----------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of SEEC, Inc. to be used in connection with the 2003 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SEEC, INC.


                                EXPLANATION NOTE



                               TABLE OF CONTENTS



                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   22
Item 3.     Legal Proceedings...........................................   22
Item 4.     Submission of Matters to a Vote of Security Holders.........   23

                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
            Shareholder Matters.........................................   24
Item 6.     Selected Financial Data.....................................   25
Item 7.     Management's Discussion and Analysis of Financial Condition
            and
            Results of Operations.......................................   27
Item 7a.    Market Risk.................................................   40
Item 8.     Financial Statements and Supplementary Data.................   40
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and
            Financial Disclosures.......................................   67

                                   PART III
Item 10.    Directors and Executive Officers of SEEC....................   67
Item 11.    Executive Compensation......................................   71
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   76
Item 13.    Certain Relationships and Related Transactions..............   77
Item 14.    Controls and Procedures.....................................   78

                                   PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   79

SIGNATURES..............................................................   82

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

GENERAL


     SEEC, Inc. (the "Company" or "SEEC") provides software solutions that help insurance, manufacturing, financial services and other large companies rapidly create efficient new business processes by reusing and integrating their core administrative and transaction systems (i.e., "legacy" systems) in new Internet- or Web-based applications. Our solutions include software tools, industry-specific application components, and implementation services for creating flexible composite applications that seamlessly combine the capabilities of new and old applications and enable new modes of business-to-business (B2B) collaboration. We believe that our solutions can be implemented without materially disrupting current operations or replacing current administrative systems, providing a lower cost, shorter implementation time, and lower risk than software packages or traditional software development approaches. We also believe that our ability to reuse a broad range of older applications in more flexible, configurable applications based on Internet technologies -- including XML (eXtensible Markup Language), Web services and other emerging standards -- gives us one of the leading cost-effective enterprise solutions available in the market today. Our solutions are currently used by more than 30 large companies, typically with $1 billion or more in revenues and multiple-site, often global, operations.



     The pervasive growth of the Web as a medium for business and the rapid development and adoption of Internet technologies like XML and Web services are allowing large enterprises to automate and extend their traditional business processes, such as financial, customer service, and industrial systems, to improve efficiency and competitiveness. Our solutions focus on preserving the competitive advantages inherent in existing business process systems by allowing companies to utilize the underlying value of these legacy systems in new Web-based business processes. Our software products -- SEEC Mosaic(TM) and SEEC Asera(TM) -- support these efforts by externalizing the essential computational and decision-making logic within these existing systems -- commonly referred to as business rules -- and by providing means for quickly developing flexible new applications based on Web technologies that reuse and integrate with valuable older systems.


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


     SEEC was founded in 1988 to develop tools and solutions for reengineering large computer applications written in COBOL and other older software programming languages, commonly referred to as legacy applications. Through 1999, organizations used our solutions extensively for year 2000 remediation and testing, legacy application modernization, and legacy transformation. Through a 1999 acquisition, we added Web-enablement and integration technology. In fiscal 2001, we introduced SEEC Mosaic Studio and in fiscal 2002 and fiscal 2003 we developed application components for insurance and healthcare. In January 2003 we acquired the Asera products and underlying technology for developing configurable, Web-based composite applications that combine the capabilities of new and old applications.


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

INDUSTRY BACKGROUND


     The pervasive growth of the Internet as a medium for business has created new opportunities for enterprises to improve efficiency and competitiveness by developing flexible Web-based business processes based on immediate access to a broad range of internal and external information, efficient communication, and closer collaboration with customers and business partners. In most large organizations, however, the core information and data, proven decision-making logic, and established business policies that guide their operations today reside in existing administrative and transaction processing systems -- so-called legacy applications -- that are difficult to adapt to support the new Web-based business processes, but which cannot be replaced economically. In order to capitalize on the opportunities created by Web-based business processes, organizations are therefore attempting to create adaptable, cross-enterprise software applications ("composite applications") that combine powerful new Web-based functions with the proven advantages of their core legacy systems.


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

     SEEC Mosaic Studio Solutions focus on reusing existing applications and information systems in building composite applications that combine the best of Web technologies and legacy applications, including the business rules that provide differentiation and competitive advantage to companies. The solutions address all aspects of legacy transformation and also improve the efficiency and effectiveness of the development and maintenance of mission-critical legacy applications. The three solutions we currently offer are:


     - Legacy Modernization. Most large companies rely on mainframe-based legacy systems that provide continuing business value, but which are costly to maintain, and which cannot be easily adapted to support new Web-based business processes. The root of the problem is that the essential decision-making and computation logic (i.e., "business rules") that govern key processes are buried in complex, redundant software code that is poorly understood, difficult to maintain, and costly to change. Also, the information technology ("IT") staffs that built many of the legacy applications are aging or retiring, taking their skills and system knowledge with them. SEEC's legacy modernization solution provides application understanding and business rule mining capabilities that we believe reduce the costs of managing, maintaining and updating legacy applications. Our solutions are designed to help information technology organizations make better use of scarce development resources and deliver new business capabilities faster and at lower cost. In customer projects, SEEC Mosaic Studio as:


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

     SEEC Asera Solutions focus on rapidly creating composite application systems for insurance and manufacturing companies that enable flexible and efficient new Web-based business capabilities by integrating with existing information systems. The two solutions we currently offer are:


     - Value Chain Solution for Manufacturing. Large manufacturing companies typically have complex organizational structures with independent business units that have overlapping customer bases, suppliers and distributors but separate processes for sales, service, purchasing and supply management. These redundant processes drive up business costs and prevent companies from maximizing sales and revenue opportunities with their customers. The Asera Value Chain solutions provide configurable composite applications that streamline operations and enable new Web-based, cross-enterprise business processes. These streamlined operations and new processes are based on immediate, consolidated access to a broad range of internal and external information, efficient communication, and closer collaboration across the value chain of customers, previously disconnected business units, external business partners and suppliers. These new business processes improve efficiency, reduce costs, increase customer loyalty, and help drive increased sales.

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

SEEC SOFTWARE PRODUCTS


     SEEC Mosaic Products. The SEEC Mosaic product line is based on our core technologies for analyzing, maintaining, integrating and transforming host-based computer systems. It supports front-end Web applications and middleware that integrates existing host-based systems with a component-based Web architecture. We believe that our middleware software is unique in that it can be applied to generate Web interfaces or provide the middleware between existing Web front-ends and a host application. Our products have been designed to be easy to use and learn, allowing customers to rapidly train technical personnel and reduce training costs. Our products operate in a PC-based environment and are available in versions for Windows 95(R), Windows 98(R), Windows NT(R), Windows 2000(R) and Windows XP(R). We plan to provide upgrades to our products as newer versions of Windows are released.


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


     - The Component Builder-Host module of SEEC Mosaic Studio is used to rapidly connect existing host applications to the Web and to new component-based systems. It includes an easy-to-use development environment for generating Web interfaces for legacy applications ("thin clients"), Web services and integration components (programmatic components) corresponding to existing business processes/functions and mapping to legacy applications. The Web clients and integration components use TN3270, TN3270-E, TN5250 and Telnet protocols to provide access to screen-based legacy applications residing on mainframe, midrange and UNIX-based computer systems. The Component Builder -- Host is also used to generate thin clients for Web-enabling legacy transactions and for providing active integration between a legacy transaction and Web applications, without changing the legacy applications. The integration components can be deployed in a Microsoft (COM/C++) or J2EE environment (JavaBean/EJB).


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


     - Asera Commerce is a suite of business components for creating an automated Web-based order management system across business units, product lines and sales channels, commonly referred to as distributed order management. We believe it allows manufacturers to create a unified, streamlined order entry process that eliminates redundant order processes for different products, to rapidly consolidate product information in a unified online product catalog, to deliver personalized product information and sales offers to customers, and to give customers immediate, real-time product availability, pricing, and other sales, delivery and product-related information. Asera Commerce is used with the other Asera products and third party software to deliver a complete value chain solution for manufacturing. Various business components of the Asera Commerce suite have been generally available. Additional Asera Commerce components are under development and are expected to be introduced in fiscal 2004.



     - Asera Supply Chain is a suite of business components for creating an automated Web-based supply management system across multiple internal business units and locations, and outside suppliers and trading partners. We believe it allows manufacturers to gain a more accurate view of inventory across their supply network, to immediately detect exceptions in parts or components availability that could affect production and delivery schedules, and to establish processes with suppliers for addressing exceptions as they occur. Asera Supply Chain is used with the other Asera products and third party software to deliver a complete distributed order management solution. Various business components of the Asera Supply Chain suite have been generally available. Additional Asera Supply Chain components are under development and are expected to be introduced in fiscal 2004.


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


     - Asera Studio is a visual software development environment for rapidly creating Web-based applications that combine new business components with existing legacy applications in a configurable, adaptable composite application system. Asera Studio is used to customize the Asera business components and to build new business components and applications. It is designed to reduce the amount of software coding that is required to build applications, and makes it easier to change the applications or extend them to new users. It includes tools for developing a Web portal framework that allows different groups of users to access information and business processes based on pre-defined rules (entitlement, personalization); tools for defining application workflows that combine functionality or data from new applications or external legacy systems; and tools for creating a business object model and integration framework that specifies how applications and data can be accessed within the system, making it easier to add new applications, or to change the legacy applications without impacting the Asera applications. Applications developed with Asera Studio are deployed on Asera Server, a deployment environment that runs on industry standard Web application servers from vendors such as IBM and BEA Systems. Currently, Asera Studio is sold only in conjunction with the Asera business components. However, we plan to introduce Asera Studio as a stand-alone product in fiscal 2004.


     - Asera Server is the deployment architecture for Asera business components and applications developed using Asera Studio. It consists of enabling runtime software and services for running the Asera applications on Web application servers that comply with the Java2 Enterprise Edition (J2EE) standard, such as BEA WebLogic and IBM WebSphere.

TRAINING AND SERVICES


     We offer services and training as an integral part of our solutions. Services are typically provided in support of our product sales to help customers more effectively use our software products, or to deploy and customize our solutions and products at customer locations. Engagements may include end-to-end project services or project management services, delivered either at the customer location or off-site by project consultants based in our technical resource centers in Pittsburgh, PA; Redwood Shores, CA; London, England; and Hyderabad, India; depending upon the nature of the project and customer requirements. The service engagements are offered on a time-and-materials basis.


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

     - Legacy Software Components and Web Services Development. For customers that need to redeploy key business functions in a more flexible application architecture, our services teams can use SEEC Mosaic Studio to document the customer's existing system, including the data and process models, extract relevant business rules from the legacy code, and redevelop selected system elements in an EJB-based component architecture that integrates with remaining back-end applications and/or data using SEEC integration components. Rather than replacing the customer's existing system in whole, our approach focuses on building business components that re-implement valuable business and database logic in a more flexible and scalable system with less risk and at a fraction of the time and cost of a wholesale package replacement or custom redevelopment project. The process is applicable to migrating a single program or application or an entire legacy system, including databases, to a new Web-based architecture.


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

CUSTOMERS


     Our products and services are used by information systems departments of Fortune 1000 companies and similarly-sized business and governmental organizations, and by third-party service providers. Following is a partial list of current significant customers to SEEC, generally including those classified in the top one-third based on average revenues earned over the past two fiscal years:


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


     As is common for the software industry as a whole, we have typically recognized a significant portion of our license revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of a quarter. This is primarily due to historical trends in which software customers make purchases. Customers may prolong decision-making to the end of a quarter in an attempt to gain negotiating leverage, since they surmise that public companies typically are motivated to be able to report favorable quarterly financial results. License fees are generally recognized as revenues when a sales agreement is in place and the software has been delivered. As a result, license fee revenue in any quarter is substantially dependent on orders booked and delivered in the last month and last week of that quarter. Further, our business is characterized by significant customer concentration and relatively large projects. Revenues for services we provide to customers for projects are generally recognized as the services are delivered. We have historically operated with little or no backlog and, as a result, our revenues for a particular quarter are generally dependent on orders received during that quarter, including large orders. The failure to receive a large order in a given quarter could materially and adversely affect our operating results for that quarter. Our expenses are largely based upon anticipated revenue levels and planned projects, and in the short term, it is unlikely that we would be able to adjust spending to compensate for any unexpected shortfall in revenues. Accordingly, the timing of product deliveries or delivery of services, or the level of progress on certain customer solution engagements, could cause variations in operating results from period to period and could result in quarterly losses if software deliveries are not made, if services delivery is delayed, or if sufficient progress is not achieved on customer solution engagements within the quarter anticipated. Due to the foregoing factors, our operating results in some future quarters could be below the expectations of investors. In the event that operating results are below expectations, operating results or financial condition, the price of our common stock would likely be materially and adversely affected.

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


     For example, in April 2003, one of Asera's customers and partners, E2open LLC, sued us in the United States District Court, Northern District of California asserting claims of misappropriation of trade secrets, common law misappropriation, conversion, unfair competition and declaratory relief based upon the allegation that SEEC wrongfully came into possession of certain design specifications belonging to E2open when SEEC acquired the Asera assets. E2open sought a preliminary injunction to enjoin SEEC from disclosing any of E2open's alleged trade secrets and to enjoin the sale of SEEC's supply chain management products that had been derived from E2open's alleged trade secret. E2open further claimed that all contracts between Asera and E2open were otherwise terminated. On June 17, 2003, the district court denied in part and granted in part E2open's motion. The court held that SEEC could not possess or disclose E2open's alleged trade secrets. However, the court denied the remainder of E2open's motion, ruling that SEEC was entitled to continue distributing its supply chain management product. (Our fiscal year 2003 revenues included $495,000 of supply chain management product sales.) In a separate action, on May 19, 2003, SEEC brought a claim before the American Arbitration Association against E2open for payments owed under the Software License Agreement that SEEC assumed from Asera. SEEC believes that the allegations against it are without merit and intends to defend the litigation and prosecute the arbitration vigorously. However, we cannot predict the ultimate outcome of these actions, and an adverse outcome to the litigation could have a material adverse effect on our business, operating results and financial condition. Even if SEEC is entirely successful in defending this lawsuit or prosecuting this arbitration, SEEC may incur significant legal expenses, and SEEC's management may expend significant time in the defense.

An assessment of the ultimate outcome and financial impact, if any, of these actions is not possible due to the fact that the actions, both on behalf of and against the Company, are in early stages.


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


     The consolidated statement of operations data for the year ended March 31, 2003 and the consolidated balance sheet data as March 31, 2003 include the effect of the Asera asset acquisition, from the date of the acquisition on January 8, 2003. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 to the Consolidated Financial Statements, for information concerning the impact of the Asera asset acquisition on our financial results.



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


     The pervasive growth of the Web as a medium for business and the rapid development and adoption of Internet technologies like XML and Web services are allowing large enterprises to automate and extend their traditional business processes to improve efficiency and competitiveness. Our solutions focus on preserving the competitive advantages inherent in existing financial, customer service and industrial systems by allowing companies to utilize the underlying value of these legacy systems in new Web-based business processes. Our software products -- SEEC Mosaic(TM) and SEEC Asera(TM) -- support these efforts by externalizing the essential computational and decision-making logic within existing systems -- commonly referred to as business rules -- and by providing means for quickly developing flexible new applications based on Web technologies that reuse and integrate with valuable older systems.


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


     Asera's historical results of operations are not at all indicative of the status of its operations at the time of the asset acquisition by SEEC in January 2003. From its inception in 1998, Asera experienced rapid growth, achieving revenues of $37,096,000 in 2001 and $46,252,000 in 2002 from licensing its software solutions, from Web hosting and subscription services, and from providing consulting services and ongoing support and maintenance of its software solutions to numerous customers worldwide. Asera had invested heavily to meet an expected level of continued growth that did not occur, and never achieved profitable operations. Total operating expenses in 2001 and 2002 were $112,663,000 and $59,171,000, respectively, and net losses for the same periods were $76,490,000 and $20,561,000, respectively. By 2002, Asera had changed its revenue model from one based on Web hosting and subscription services, to a model whereby the Asera software was installed on customers' computer systems under the terms of perpetual licenses. However, the demand for Asera's products and solutions had been diminished with the economic downturn and reductions in technology spending worldwide, and revenues were insufficient to support the existing cost structure. As a result, Asera underwent substantial reductions in its workforce and worldwide operations during 2002, and once again prior to the asset acquisition. The economic downturn also had a material and adverse impact on Asera's customer base, resulting in less than five customers remaining on maintenance.

     The operations acquired by SEEC in January 2003 included Asera's remaining maintenance customers, 50 employees in the United States and Europe, and limited supportive infrastructure. In contrast, Asera's worldwide operations at one time included more than 30 customers, approximately 350 employees, subsidiaries in Germany, India and the United Kingdom, and an extensive global infrastructure in terms of leased office facilities, equipment and furniture, finance and administration, and other costs to support an expected level of growth that did not occur.


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


     SEEC was founded in 1988 to develop tools and solutions for reengineering large computer applications written in COBOL and other older software programming languages, commonly referred to as legacy applications. Through 1999, organizations used our solutions extensively for year 2000 remediation and testing, legacy application modernization, and legacy transformation. Through our internal development efforts and acquisitions, we have since added Web-enablement and integration technology, introduced SEEC Mosaic Studio, and developed application components for insurance and healthcare. In January 2003 we acquired the Asera products and underlying technology for developing configurable, Web-based composite applications that combine the capabilities of new and old applications.


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


     We recognize revenue upon meeting all of the following criteria: (i) execution of a written agreement signed by us and the customer; (ii) delivery of software has occurred; (iii) the fee for the software is fixed or determinable;
(iv) collection is reasonably assured; and (v) vendor specific objective evidence ("VSOE") of fair value exists to allocate the total fee to elements of an arrangement. We use a signed contract or purchase order as evidence of an arrangement for professional services, software licenses and maintenance renewals. Licensed software is delivered to customers on a CD-ROM or electronically. We assess whether fees are fixed or determinable at the time of sale. Our standard payment terms are net 30; however, terms may vary. Although the majority of sales carry standard net 30 day terms, we have provided extended terms, including terms for monthly or quarterly payments. Such extended payment terms may be offered from time to time for competitive reasons, and are not offered in connection with any contingency related to product acceptance, software implementation or other post-transaction activity. In no case have payment terms extended beyond twelve months. Payments that are due within twelve months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. We assess collectibility based on a number of factors, including the customer's past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, generally upon receipt of cash payment. VSOE is based on the price generally charged when an element is sold separately, or if not yet sold separately, the price established by authorized management. Customer support and maintenance contract revenues are deferred and recognized ratably over the term of the related agreement, generally twelve months.



     For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by VSOE. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for customer support and maintenance contracts, is additionally measured by the renewal rate offered to the customer. We defer revenue for any undelivered elements and recognize revenue when the product is delivered, or over the period in which the service is performed, in accordance with its revenue recognition policy for such element. In circumstances where VSOE for undelivered elements of a multiple element contract is not determinable, revenue on the contract is deferred until either fair value is determinable or when all elements are delivered, unless the only undelivered element is maintenance, in which case the total arrangement fee is recognized ratably over the remaining maintenance period. Fair value of a delivered element is not determinable if the price charged when the same element is sold separately cannot be established. In accounting for sales of annual software licenses which include customer support and maintenance, we recognize both the software license and maintenance revenues ratably over the twelve-month license term. In multiple-element arrangements with a license period of one year or less, the fair value of bundled maintenance services cannot be reliably measured by reference to a maintenance renewal rate applicable to a long-term or perpetual arrangement. The short time frame during which any unspecified upgrade provided under the maintenance agreement can be used by the licensee creates a circumstance whereby the VSOE of fair value of the licensee's right to unspecified upgrades cannot be objectively determined. If the fair value of a delivered element has not been established, the residual method is used to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. Unless there exists sufficient evidence to the contrary, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and are therefore considered as a single arrangement when evaluating the underlying elements. Amounts received in advance of the delivery of products or performances of services are classified as deferred revenues in the consolidated balance sheets.


     Consulting services are typically provided in support of our product license sales to help customers more effectively use our software products, or to deploy and customize our solutions and products at customer locations. Engagements may include end-to-end project services or project management services, delivered either at the customer location or off-site by project consultants. Training includes a variety of courses to help customers apply SEEC's software products and methodologies. Consulting and training services are provided under time-and-materials contracts. Revenues from time-and-materials contracts are recognized as the services are provided. Services included in multiple-element arrangements are not essential to the functionality of the software sold and therefore, the software license fee is generally recognized when shipped if all other requirements for revenue recognition are met. The services revenue is recognized over time as the services are delivered. If we were to enter into an engagement in the future where the services provided were essential to the intended use of the software, we would defer revenue recognition on both the software license and services fees until the software is functional for the customer's intended use. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. In accordance with Emerging Issues Task Force ("EITF") Topic No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," we characterize reimbursements received for out-of-pocket expenses as revenue and the associated costs as cost of revenues in the statement of operations. All prior year amounts have been reclassified to be consistent with the current year's presentation.


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
                                                              ===      ====     ====

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2003 AND MARCH 31, 2002


     Results of operations for the year ended March 31, 2003 include the impact from January 2003 of the acquisition of certain of the assets and liabilities of Asera, Inc., including customer relationships and certain of Asera's workforce. See comments above regarding Asera's historical results of operations and also see Note 2 to the Consolidated Financial Statements.


     Revenues. Total revenues for fiscal 2003 were $5,543,000 compared to $2,385,000 for fiscal 2002, an increase of $3,158,000 or 132%. The increase is attributable to increases in both our traditional business and to new business resulting from the Asera asset acquisition. Of the total increase in revenues, $1,771,000 was directly attributable to the Asera asset acquisition.


     Software license and maintenance fees were $3,668,000 for fiscal 2003 compared to $1,464,000 for fiscal 2002, an increase of $2,204,000 or 151%. $1,547,000 of this increase was attributable to the Asera asset acquisition. The remaining increase was due to two large sales to insurance customers totaling $730,000 and growth in license sales to off-shore service provider partners totaling $541,000.


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

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, tradeshows and other promotional activities. Sales and marketing expenses were $3,186,000 for fiscal

2003 compared to $4,350,000 for fiscal 2002, a decrease of $1,164,000 or 27%.
The decrease is primarily due to lower compensation-related costs (decrease of $409,000) and a decline in marketing expenditures for tradeshows (decrease of $148,000) and print materials (decrease of $113,000). The cost reductions were partially offset by additional expenses of $734,000, primarily personnel-related costs, resulting from the Asera asset acquisition.


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


     Our cash flows from operating activities in fiscal 2003 were impacted by substantial changes in certain operating assets and liabilities. Accounts receivable -- trade increased by $1,392,000 primarily due to the increase in fourth quarter sales compared to sales in the fourth quarter of fiscal 2002. Accrued compensation, related taxes and withholdings increased by $339,000, due primarily to increased incentive compensation earned in fiscal 2003 and paid subsequent to fiscal year-end. The $273,000 increase in other accrued expenses is due to legal, audit, appraisal and similar costs incurred in connection with the Asera asset acquisition. Finally, the increase of $372,000 in deferred revenues is attributable to maintenance sold in connection with new software license sales in the fourth quarter, and to certain annual software licenses sold in fiscal 2003 for which revenue is recognized over a twelve-month period.



     Our cash requirements for operating expenses increased substantially following the Asera asset acquisition, due to the addition of employees, leased facilities and other costs. For example, in the fourth quarter of fiscal 2003, the initial quarter to include Asera-related costs, operating expenses excluding depreciation and amortization were approximately $3.7 million. In the third quarter of fiscal 2003, operating expenses excluding depreciation and amortization were $1.6 million. In fiscal 2004, we expect that quarterly operating expenses will be in the range of those reported for the fourth quarter of fiscal 2003. Furthermore, we expect that revenues will increase due to our enhanced product offerings and cross-selling opportunities stemming from the Asera asset acquisition, and as IT spending increases as general economic conditions improve. Fiscal 2004 operating results are expected to show reductions in quarterly net losses and in the amount of cash used by operations. However, we cannot predict whether any actions we have taken, or may take in the near future, will be sufficient to result in net income and positive cash flows from operations. We may have to significantly reduce operating expenses if revenue growth does not occur as expected during fiscal 2004, and if additional funding is not available or is insufficient to sustain the current level of operations.



     The expected impact of the acquired Asera operations on our cash requirements is substantially less than Asera's historical use of cash for its operations. This is due to the fact that Asera's historical results of operations are not at all indicative of the status of its operations at the time of the Asera asset acquisition in January 2003. From its inception in 1998, Asera experienced rapid growth, invested heavily to meet an expected level of continued growth that did not occur, and never achieved profitable operations. By 2002, the demand for Asera's products and solutions had been diminished with the economic downturn and reductions in technology spending worldwide. Revenues were insufficient to support a cost structure, as evidenced by total costs and expenses of $59,000,000 and a cash decrease of $33,000,000 in 2002. As a result, Asera underwent substantial reductions in its workforce and worldwide operations during 2002, and once again prior to the Asera asset acquisition. The economic downturn also had a material and adverse impact on Asera's customer base, resulting in less than five customers remaining on maintenance.



     The operations acquired in January 2003 included Asera's remaining maintenance customers, 50 employees in the United States and Europe, and limited supportive infrastructure. In contrast, Asera's worldwide operations at one time included more than 30 customers, approximately 450 employees, subsidiaries in Germany, India and the United Kingdom, and an extensive global infrastructure in terms of leased office facilities, equipment and furniture, finance and administration, and other costs to support an expected level of continued growth that did not occur.


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
                                        ==========     ==========     ==========   ========


     The debt repayment of $302,000 is due in partial satisfaction of a $2.1 million note payable obligation we assumed in connection with the Asera asset acquisition. Subject to shareholder approval, we agreed to convert the approximate $1.8 million balance of the note payable, with no addition for accrued interest, into 1,646,129 shares of our preferred stock. If the satisfaction of the conditions to the conversion of the note payable, including shareholder approval of such conversion, does not occur by December 31, 2003, the note (with accrued interest at 8% per annum) will become immediately due and payable on such date. Payment of the note would materially and adversely impact our liquidity and, if actual and projected cash flows from operations at that time were insufficient, we might be required to finance other expected liquidity needs through additional equity, debt financings or credit facilities. Alternatively, we would attempt to obtain an extension of the note's maturity date. However, there could be no assurance that such an extension would be available, or obtainable on terms favorable to us.


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


     On January 8, 2003, we conditionally entered into a two-year consulting agreement with KPCB Holdings, pursuant to which KPCB Holdings agreed to provide consulting services to us in exchange for the issuance of three separate performance warrants to purchase up to an aggregate of 2,500,000 shares of our common stock, at a weighted average exercise price of $1.43 per share. This agreement was amended and restated on August 14, 2003. We sometimes refer to these warrants as the "consulting warrants." The first consulting warrant, representing the right to acquire up to 1,000,000 shares of common stock, vests monthly over a 24-month period, subject to certain acceleration events. The two other consulting warrants, representing the right to acquire up to an aggregate of 1,500,000 shares of common stock, will only be exercisable if we meet certain revenue targets in the fiscal year ending March 31, 2005. The effectiveness of the consulting agreement and the issuance of the consulting warrants are subject to certain conditions, including the approval of our shareholders.

     In accordance with accounting principles generally accepted in the United States of America, no effect has been recorded related to the Consulting Warrants through March 31, 2003, pending shareholder approval. If the issuance of the Consulting Warrants is approved by our shareholders, the ultimate vesting of the warrants will impact results of operations and our financial position as described below. Because vested Consulting Warrants may be exercised at any time prior to expiration, for cash or through a cashless net exercise, the impact (if any) of the warrants' exercises on our liquidity is not determinable.



     The first Consulting Warrant is exercisable for up to 1,000,000 shares of our common stock at an exercise price of $1.10 per share. If approved by our shareholders at our Annual Meeting expected to be held in November 2003, the warrant will be issued and will be immediately exercisable as of the eighth day of each calendar month from February 2003 to the date of such approval, for 41,667 shares of common stock at each monthly exercise date. Thereafter, the warrant will become exercisable for an additional 41,667 shares each month through December 2004. On or after January 8, 2005, the warrant will become exercisable for the entire 1,000,000 shares of common stock. In addition, the warrant will automatically become exercisable for the full 1,000,0000, upon certain occurrences. The warrant may be exercised at any time until the fifth anniversary of its date of issuance. If the issuance of the warrant is approved, we will value the first Consulting Warrant as a series of twenty-four individual warrants and will initially record as expense the value of the individual warrants as of the date of shareholder approval. Thereafter, additional expense will be recorded as warrants become exercisable each month, through the two-year term of the underlying consulting agreement. The value of the warrants will be determined according to the Black-Scholes pricing model. As the expense of the warrants is recognized, the paid-in-capital component of shareholders' equity will increase accordingly.



     The second consulting warrant will be exercisable for 500,000 shares of common stock at an exercise price of $1.35 per share, subject to shareholder approval, if our aggregate reported revenues for fiscal year ending March 31, 2005 are at least $15,000,000. Otherwise, the warrant is not exercisable. If exercisable, the warrant may be exercised at any time from April 1, 2005 through April 1, 2010.



     The third consulting warrant will be exercisable for 1,000,000 shares of our common stock at an exercise price of $1.80 per share, subject to shareholder approval, if aggregate reported revenues for fiscal year ending March 31, 2005 are at least $18,000,000. If our revenues for that fiscal year are between $15,000,000 and $18,000,000, then the warrant will be exercisable for a pro-rata portion of the full 1,000,000 shares of common stock. If our revenues for that fiscal year are $15,000,000 or less, the warrant will not be exercisable. The warrant, if exercisable, may be exercised at any time from April 1, 2005 through April 1, 2010.



     The ultimate values of the second and third consulting warrants, if issuance is approved by shareholders, will be contingent upon our attaining the prescribed revenue goals for fiscal year 2005. Accounting recognition will be given to these warrants at the time it becomes probable that the revenue goals will be attained. Probability would be determined based on actual revenues to date and management's assessment of forecasted revenues through the 2005 fiscal year-end. The warrant(s) would be valued on a preliminary basis according to the Black-Scholes pricing model and the resulting expense would be recorded, with a corresponding increase in the paid-in-capital component of shareholders' equity. The value and expense would be adjusted at fiscal year-end, if necessary, when actual revenues for fiscal year 2005 are known and when the actual number of shares of common stock including any pro-rata portions are known.


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


     In November 2002, the Emerging Issues Task Force reached consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue arrangements with multiple deliverables include arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 was effective for us beginning July 1, 2003. We do not believe the adoption of EITF Issue 00-21 will have a material effect on our operations, financial position or cash flows.


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

                                   SEEC, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              PAGE
                                                              -----
Report of Independent Certified Public Accountants..........     42
Consolidated Balance Sheets.................................     43
Consolidated Statements of Operations.......................     44
Consolidated Statements of Changes in Shareholders' Equity
  and Comprehensive Loss....................................     45
Consolidated Statements of Cash Flows.......................     46
Notes to Consolidated Financial Statements..................  47-67

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


     Business. Founded in 1988, the Company provides software solutions that help insurance, manufacturing, financial services and other large companies rapidly create efficient new business processes by reusing their core administrative and transaction systems (i.e., "legacy" systems) in new Internet-based applications. The Company's solutions focus on preserving the competitive advantages inherent in existing financial, customer service and industrial systems by allowing companies to utilize the underlying value of these legacy systems in new Web-based business processes. Implementation time and costs are reduced by leveraging and reusing business rules and existing systems in new applications, without disrupting current operations or replacing back-end administrative systems.



     The Company derives its revenues from the license of software products, customer support and maintenance contracts, and professional services contracts. Professional services are typically provided to customers in conjunction with the license of software products. The Company's customer base consists primarily of large and medium-sized organizations including corporations, third-party information technology ("IT") service providers, higher education institutions, non-profit entities and governmental agencies. Through 1999, organizations used the Company's solutions extensively for year 2000 remediation and testing, legacy system maintenance, and legacy system reengineering. Through internal development efforts and acquisitions, the Company has since added Web-enablement and integration technology, introduced SEEC Mosaic(TM) Studio, and developed application components for insurance and healthcare companies. In January 2003 the Company acquired the Asera products and underlying technology for developing configurable, Web-based composite applications that combine the capabilities of new and old applications (see Note 2).


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


     The Company recognizes revenue upon meeting all of the following criteria:
(i) execution of a written agreement signed by us and the customer; (ii) delivery of software has occurred; (iii) the fee for the software is fixed or determinable; (iv) collection is reasonably assured; and (v) vendor specific objective evidence ("VSOE") of fair value exists to allocate the total fee to elements of an arrangement. The Company uses a signed contract or purchase order as evidence of an arrangement for professional services, software licenses and maintenance renewals. Licensed software is delivered to customers on a CD-ROM or electronically. The Company assesses whether fees are fixed or determinable at the time of sale. SEEC's standard payment terms are net 30; however, terms may vary. Although the majority of sales carry standard net 30 day terms, the Company has provided extended terms, including terms for monthly or quarterly payments. Such extended payment terms may be offered from time to time for competitive reasons, and are not offered in connection with any contingency related to product acceptance, software implementation or other post-transaction activity. In no case have payment terms extended beyond twelve months. Payments that are due within twelve months are generally deemed to be fixed or determinable based on the Company's successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. The Company assesses collectibility based on a number of factors, including the customer's past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, the Company defers the revenue and recognizes it at the time collection becomes reasonably assured, generally upon receipt of cash payment. VSOE is based on the price generally charged when an element is sold separately, or if not yet sold separately, the price established by authorized management. Customer support and maintenance contract revenues are deferred and recognized ratably over the term of the related agreement, generally twelve months.


     For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by VSOE. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for customer support and maintenance contracts, is additionally measured by the renewal rate offered to the customer. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered, or over the period in which the service is performed, in accordance with its revenue recognition policy for such element. In circumstances where VSOE for undelivered elements of a multiple element contract is not determinable, revenue on the contract is deferred until either fair value is determinable or when all elements are delivered, unless the only undelivered element is maintenance, in which case the total arrangement fee is recognized ratably over the remaining maintenance period. Fair value of a delivered element is not determinable if the price charged when the same element is sold separately cannot be established. In accounting for sales of annual software licenses which include customer support and maintenance, the Company recognizes both the software license and maintenance revenues ratably over the twelve-month license term. In multiple-element arrangements with a license period of one year or less, the fair value of bundled maintenance services cannot be reliably measured by reference to a maintenance renewal rate applicable to a long-term or perpetual arrangement. The short time frame during which any unspecified upgrade provided under the maintenance agreement can be used by the licensee creates a circumstance whereby the VSOE of fair value of the licensee's right to unspecified upgrades cannot be objectively determined. If the fair value of a delivered element has not been established, the residual method is used to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. Unless there exists sufficient evidence to the contrary, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and are therefore considered as a single arrangement when evaluating the underlying elements. Amounts received in advance of the delivery of products or performances of services are classified as deferred revenues in the consolidated balance sheets.



     Consulting services are typically provided in support of product license sales to help customers more effectively use the Company's software products, or to deploy and customize the Company's solutions and products at customer locations. Engagements may include end-to-end project services or project management services, delivered either at the customer location or off-site by project consultants. Training includes a variety of courses to help customers apply SEEC's software products and methodologies. Consulting and training services are provided under time-and-materials contracts. Revenues from time-and-materials contracts are recognized as the services are provided. Services included in multiple-element arrangements are not essential to the functionality of the software sold, and therefore, the software license fee is generally recognized when shipped if all other requirements for revenue recognition are met. Services revenues are recognized over time as the services are delivered. If we were to enter into an engagement in the future where the services provided were essential to the intended use of the software, we would defer revenue recognition on both the software license and services fees until the software is functional for the customer's intended use. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. In accordance with Emerging Issues Task Force ("EITF") Topic No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," we characterize reimbursements received for out-of-pocket expenses as revenue and the associated costs as cost of revenues in the statement of operations. All prior year amounts have been reclassified to be consistent with the current year's presentation.


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


     In November 2002, the Emerging Issues Task Force reached consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue arrangements with multiple deliverables include arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for the Company beginning July 1, 2003. The Company does not believe the adoption of EITF Issue 00-21 will have a material effect on the Company's operations, financial position or cash flows.


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


     The write-down included the net book value of Company trademarks of $23,493 and intangible assets acquired with the Company's purchase of Mozart of $2,068,840. Included in the write-down of the Mozart assets was $1,893,298 of acquired software technology. Management had concluded that Mozart's competitors had an insurmountable brand recognition advantage in the marketplace, thereby compromising the Company's opportunities for selling the Mozart products on a stand-alone basis. As a result, the Company revised its strategy and integrated the Mozart technology into the Company's newly-introduced Mosaic Studio product. Impairment of the Mozart acquired software was indicated, and the Company wrote down the remaining net book value of the intangible asset.



     The Company also wrote down the remaining net book value of the Mozart assembled workforce intangible asset of $107,429. Of the assembled workforce originally acquired, less than 15% remained employed by the Company. The remaining software development workforce served to support the value of the software. With the software value impaired, the value of the workforce was deemed impaired.

     The Company also wrote down the remaining net book value of $68,113 of certain computers and other equipment that had been utilized by Mozart at its Burlingame, California office.



     A March 2002 evaluation of long-lived assets indicated impairment of certain intangible assets, resulting in the write-down of $4,643 of Company trademarks and $131,523 of goodwill acquired with the 1998 purchase of ERA Software Systems Private, Limited by SEEC Asia.



     Management found other-than-temporary decreases in the fair value of these assets by using undiscounted cash flow analyses for the assessment of impairment. The undiscounted cash flow analyses were based on a number of estimates and assumptions, including the near-term prospects of the underlying assets or businesses, changes in the market demand for technology, the expected period over which the asset would be utilized, and the Company's intent regarding providing future funding to support the underlying assets or businesses. SEEC Asia's revenues were negatively impacted by the global slowdown in IT spending. Indian (offshore) service providers, whose business is largely dependent on outsourcing from U.S. companies, were negatively impacted by the September 11, 2001 terrorist attacks and the India-Pakistan conflicts. SEEC Asia's projected revenues were dependent upon the U.S. economy and the continuation of the trend to move work offshore to India. Revenues and cash flows were not predictable with a sufficient degree of reliability, given the short-term uncertainties.


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


     Revenues from indirect sales channels accounted for 16%, 43% and 46% of total revenues for the years ended March 31, 2003, 2002 and 2001, respectively.


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


     Revenues from non-affiliates outside of the United States were categorized as follows:



                                                              YEAR ENDED MARCH 31,
                                                              --------------------
                                                              2003    2002    2001
                                                              ----    ----    ----
Software license and maintenance fees.......................   84%     61%     84%
Professional services.......................................   16      39      16
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===


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

     Non-qualified stock options outstanding at March 31, 2003 were exercisable as follows:

          EXERCISE        NUMBER OF
           PRICE           SHARES                           EXERCISABLE
          --------        ---------                         -----------
    $ 0.76..............    40,000    10,000 each at August 8, 2003, 2004, 2005, and 2006
    $ 1.98..............    40,000    10,000 each at August 10, 2002, 2003, 2004, and 2005
    $ 3.00..............    40,000    10,000 each at August 10, 2001 and September 1, 2002,
                                      2003, and 2004
    $ 3.62..............     9,052    4,526 each at August 30, 1997 and 1998
    $ 4.00..............    20,000    At October 1, 1999
    $ 4.00..............    20,000    5,000 each at August 24, 2000, 2001, 2002 and 2003
    $ 4.33..............   100,000    At September 21, 2000
    $ 6.00..............    60,000    15,000 each at August 12, 1999, 2000, 2001 and 2002
    $ 8.25..............     9,000    3,000 each at April 1, June 1, and August 1, 1998
    $20.75..............    30,000    10,000 each at August 8, 1998, 1999 and 2000

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


     The ultimate values of the second and third consulting warrants, if issuance is approved by shareholders, will be contingent upon the Company's attaining the prescribed revenue goals for fiscal year 2004. Accounting recognition will be given to these warrants at the time it becomes probable that the revenue goals will be attained. Probability would be determined based on actual revenues to date and management's assessment of forecasted revenues through the 2004 fiscal year-end. The warrant(s) would be valued on a preliminary basis according to the Black-Scholes pricing model and the resulting expense would be recorded. The value and expense would be adjusted at fiscal year-end, if necessary, when actual revenues for fiscal year 2004 are known and when the actual number of shares of common stock including any pro-rata portions are known.

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


     In April 2003, the Company was sued by E2open LLC in the United States District Court, Northern District of California. E2open asserted claims of misappropriation of trade secrets, common law misappropriation, conversion, unfair competition, and declaratory relief, based upon the allegation that the Company wrongfully came into possession of certain design specifications belonging to E2open when the Company purchased substantially all of the assets of Asera, Inc. from Sherwood Partners, Inc. E2open sought a preliminary injunction to enjoin the Company from disclosing any of E2open's alleged trade secrets and to enjoin the sale of the Company's supply chain management product that had been derived from E2open's alleged trade secret.



     On June 17, 2003, the district court denied in part and granted in part E2open's motion. The court held that the Company could not possess or disclose E2open's alleged trade secrets. However, the court denied the remainder of E2open's motion, ruling that the Company was entitled to continue distributing its supply chain management product.



     In a separate action, on May 19, 2003, the Company brought a claim before the American Arbitration Association against E2open for payments owed under the software license agreement that the Company assumed from Asera.

     The Company believes that the allegations against it are without merit and intends to defend the litigation and prosecute the arbitration vigorously. An assessment of the ultimate outcome and financial impact, if any, of these actions is not possible due to the fact that the actions, both on behalf of and against the Company, are in early stages.


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

     The financial results for the first, second, and third quarters of the year ended March 31, 2003 have been restated. The restatements arose from a correction in accounting for sales of annual software licenses that include maintenance (also known as "post contract support" or "customer support and upgrades"). The Company's original accounting treatment for these transactions was to apportion the total fees to the transaction compo-nents -- software license and maintenance. Revenues for the license component were recognized upon delivery of the software to the customer, and maintenance revenues were recognized ratably over the twelve-month agreement period. The Company determined that the proper accounting treatment for these transactions is to recognize both the software license and maintenance revenues ratably over the twelve-month license term. The Quarterly Reports on Form 10-Q for the quarters ended June 30, 2002, September 30, 2002 and December 31, 2002 will be amended.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF SEEC



                                SEEC MANAGEMENT



BOARD OF DIRECTORS



     The following table sets forth certain information as of September 16, 2003 for our current directors, including those standing for election or re-election at the annual meeting.



                               CLASS I DIRECTORS



NAME OF NOMINEE                                    PRINCIPAL OCCUPATION AND DIRECTORSHIPS
---------------                                    --------------------------------------
Abraham Ostrovsky                               Abraham Ostrovsky has been a director of SEEC
  Age 60.....................................   since January 1997. Until recently, Mr.
                                                Ostrovsky was chairman of the board of
                                                directors of Accelio Corporation (formerly
                                                JetForm Corporation), a provider of
                                                forms-based workflow automation software. Mr.
                                                Ostrovsky also serves on the boards of
                                                directors of CenterBeam, Inc. and NetManage,
                                                Inc. From February 1996 to December 1997 Mr.
                                                Ostrovsky served as chairman and chief
                                                executive officer of Compressent Corporation,
                                                a company that developed color facsimile and
                                                communications software.

NAME OF NOMINEE                                    PRINCIPAL OCCUPATION AND DIRECTORSHIPS
---------------                                    --------------------------------------
Glen F. Chatfield                               Mr. Chatfield has been a director of SEEC
  Age 60.....................................   since in April 1998. He has been chairman of
                                                the board of directors of Emprise
                                                Technologies, Inc. and president of OPTIMUM
                                                Power Technology, L.P. since December 1992.
                                                Mr. Chatfield has been a general partner of
                                                the CEO Venture Fund since January 1986, and
                                                he was a founder of Duquesne Systems, Inc. a
                                                predecessor of LEGENT Corporation, which was
                                                acquired by Computer Associates
                                                International, Inc.



                               CLASS II DIRECTORS



NAME AND AGE                                       PRINCIPAL OCCUPATION AND DIRECTORSHIPS
------------                                       --------------------------------------
Radha Basu                                      Radha R. Basu has been a director of SEEC
  Age 52.....................................   since August 1996. Since July 1999, Ms. Basu
                                                has served as president and chief executive
                                                officer of SupportSoft, Inc., a leading
                                                provider of support infrastructure software
                                                essential for digital business and was
                                                appointed chairman of the board in January
                                                2001. Ms. Basu worked at Hewlett-Packard
                                                Company from November 1978 to January 1999,
                                                and held various general management
                                                positions, most recently the general manager
                                                of the Electronic Business Software
                                                organization. Ms. Basu also serves on the
                                                board of directors for Contrado, an eBusiness
                                                solutions company.

W. B. (Bill) Lipsin                             Mr. Lipsin was appointed a member of SEEC's
  Age 48.....................................   board of directors on September 3, 2003 in
                                                connection with his appointment as president
                                                and chief executive officer of SEEC. Since
                                                1997, Mr. Lipsin served as the president and
                                                chief executive officer of Ironside
                                                Technologies Inc., a business-to-business
                                                software company. From 1995 to 1997, he
                                                served as the general manager of Bay Networks
                                                Canada Inc., a networking company, and from
                                                1992 to 1994 as senior vice president of
                                                marketing and services for Crowntek, a
                                                systems integrator. From 1976 to 1992, Mr.
                                                Lipsin held various sales and marketing
                                                positions with IBM.

Vinod Khosla                                    Vinod Khosla has been a director of SEEC
  Age 48.....................................   since January 8, 2003. He was a co-founder of
                                                Daisy Systems and founding chief executive
                                                officer of Sun Microsystems, where he
                                                pioneered open systems and commercial RISC
                                                processors. Mr. Khosla has also been a
                                                general partner of the venture capital firm
                                                Kleiner Perkins Caufield & Byers since 1986.
                                                He serves on the board of directors of
                                                Juniper Networks, Inc. and Qwest
                                                Communications International, Inc., as well
                                                as several private companies.

                              CLASS III DIRECTORS



NAME AND AGE                                       PRINCIPAL OCCUPATION AND DIRECTORSHIPS
------------                                       --------------------------------------
Ravindra Koka                                   Ravindra Koka, co-founder of SEEC, has been a
  Age 53.....................................   director of SEEC since its inception in 1988
                                                and chairman and chief strategy officer since
                                                September 3, 2003. Mr. Koka was president and
                                                chief executive officer of SEEC from 1988
                                                until September 3, 2003. Mr. Koka was a
                                                founding shareholder and director of ERA
                                                Software Systems Private Limited, a software
                                                consulting firm based in India. He is a
                                                founding shareholder and director of ACS
                                                Technologies, Ltd., an Indian company engaged
                                                in providing computer hardware maintenance
                                                and service. Prior to founding SEEC, Mr. Koka
                                                was a program analyst with System Development
                                                Corporation, a software development company,
                                                a senior systems analyst and mainframe
                                                application developer for Roan Consolidated
                                                Mines, Ltd., a copper mining company, and a
                                                visiting scientist and Adjunct Associate
                                                Professor at the Department of Computer
                                                Science at Carnegie Mellon University.

Beverly Bruce                                   Beverly Bruce has been a director of SEEC
  Age 58.....................................   since August 1999. Ms. Bruce was executive
                                                vice president and chief marketing officer of
                                                Exodus Communications, Inc., a provider of
                                                complex Internet hosting for enterprises with
                                                mission-critical Internet systems, from 1999
                                                to 2001. Prior to joining Exodus
                                                Communications, Ms. Bruce was president and
                                                chief executive officer of DataMan Software,
                                                Inc., a general management software
                                                consulting business, from 1996 to 1999. She
                                                was executive vice president of Praxis
                                                International, Inc., a privately-held
                                                software company specializing in proprietary,
                                                high-performance mainframe database systems,
                                                from 1994 to 1996, and was vice president of
                                                marketing for the Ask Group, INGRES Database
                                                and Connectivity Business Unit, from 1992
                                                through 1994. Ms. Bruce served in various
                                                management and executive capacities with the
                                                IBM Corporation during her 24 years in the
                                                company.



     Our by-laws provide that the number of directors (which is to be not less than three) is to be determined from time to time by resolution of our board of directors. Our board is currently comprised of six persons.



     The members of the board of directors are divided into three classes, designated Class I, Class II, and Class III. Each class is to consist, as nearly as may be possible, of one-third of the total number of members of our board of directors. The term of the Class I directors expires at the annual meeting. The terms of the Class II and Class III directors will expire at the 2004 and 2005 annual meetings, respectively. At each annual meeting, the directors elected to succeed those whose terms expire are of the same class as the directors they succeed and are elected for a term to expire at the third annual meeting after their election and until their successors are duly elected and qualified. A director of any class who is elected to fill a vacancy resulting from an increase in the number of directors holds office for the remaining term of the class to which he is elected, and a director who is elected to fill a vacancy arising in any other manner holds office for the remaining term of his predecessor.



     Under the terms of the common stock purchase agreement dated January 8, 2003 between us and KPCB Holdings, we have agreed that, for so long as KPCB Holdings owns at least 200,000 shares of the private placement shares, we will use our best efforts to cause two designees of KPCB Holdings to be appointed to our board of directors. Effective January 8, 2003, Vinod Khosla was named to our board of directors as one of these two designees. KPCB Holdings has not yet designated its second nominee.



EXECUTIVE OFFICERS



     In addition to Mr. Koka and Mr. Lipsin, our executive officers and their respective ages and positions as of September 16, 2003 are as follows:



NAME                          AGE                            POSITION
----                          ---                            --------
Richard J. Goldbach.........  48    Treasurer, Chief Financial Officer and Assistant Secretary
Shankar Krish...............  48    Vice President -- Research and Development



     Richard J. Goldbach joined SEEC in October 1996 as chief financial officer. In August 1997, Mr. Goldbach assumed the role of Treasurer of the Company. Mr. Goldbach had previously served as finance director for ADVO, Inc., a direct mail marketing company, from May 1991 to September 1996, and as chief financial officer and treasurer of Scribe Systems, Inc., a computer software publishing company, from January 1986 to December 1990. Prior to that time, Mr. Goldbach was a senior audit manager with a global accounting firm.



     Shankar Krish joined SEEC in August 1992 and has served as vice president -- research and development since August 1999. Previously, Mr. Krish was vice president-software for Era Software Systems Private Limited in Hyderabad, India, from 1984 to 1992. Era Software Systems was involved in development of custom software applications for clients in India and the United States, including the collaborative development with SEEC of its COBOL Analyst line of products. Prior to that time, Mr. Krish was a senior software engineer with Patni Computer Systems in Mumbai, India.



     There are no family relationships among SEEC's directors and executive officers.



RECENT EXECUTIVE OFFICER CHANGES



     Effective July 1, 2003, John Keast, our chief operating officer, resigned as an officer and employee of the Company.



     Effective September 3, 2003, Mr. Koka resigned as our president and chief executive officer and was appointed as our chairman of the board and chief strategy officer.



     Effective September 3, 2003, Mr. Lipsin was appointed as our president and chief executive officer and as a member of our board.



COMMITTEES OF THE BOARD OF DIRECTORS



     Our board of directors met four times during the fiscal year ended March 31, 2002. No director attended or participated in fewer than 75% of the total number of meetings of the board and of all committees on which the director served during the last fiscal year.



     The board has audit and compensation committees to assist in the management of our affairs. The board does not have a standing nominating committee. The board will consider nominees recommended by shareholders provided that shareholders submit the names of nominees in writing to our secretary together with a statement of the nominee's qualifications. Such information should be received no later than 120 days in advance of the annual meeting with respect to nominations.



  AUDIT COMMITTEE



     Our audit committee charter sets forth in detail the duties of and functions performed by the audit committee. The audit committee is responsible for making an annual recommendation, based on a review of qualifications, to the board of directors for the appointment of independent public accountants to audit our financial statements and to perform other duties as directed by the board. The audit committee is also responsible for reviewing and making recommendations to the board with respect to (i) the scope of audits conducted by our independent public accountants and (ii) the accounting methods and the system of internal control used by us. During fiscal 2003, the audit committee consisted of three members, Mr. Ostrovsky, Mr. Chatfield and Mr. Yablonsky, all of whom are "independent" directors as defined in Rule 4200. Mr. Yablonsky resigned from our board of directors on January 31, 2003. The audit committee met five times during fiscal year 2003.



  COMPENSATION COMMITTEE



     The compensation committee is responsible for administering our stock option plans, to the extent provided in the authorizing board resolutions for such plans, and for reviewing and making recommendations to the board with respect to the salaries, bonuses and other compensation of executive officers, including the terms and conditions of their employment, and other compensation matters. The members of the compensation committee are Ms. Basu, Mr. Chatfield and Mr. Ostrovsky. The compensation committee met three times during fiscal 2003.



     There are no family relationships among any of our directors or executive officers.



            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



     Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors, officers, and persons who are directly or indirectly the beneficial owners of more than 10% of common stock are required to file with the SEC, within specified monthly and annual due dates, a statement of their initial beneficial ownership and all subsequent changes in ownership of Common Stock. Rules of the SEC require such persons to furnish us with copies of all Section 16(a) forms they file. Such officers, directors and ten percent holders are also required by the SEC's rules to furnish to us copies of all Section 16(a) forms that they file.



     Based solely on our review of the copies of such forms received by us or written representations from certain reporting persons, we believe that its executive officers, directors and ten percent holders complied with all applicable Section 16 (a) filing requirements during the last fiscal year except that a Form 4 was filed late for Mr. Koka for the transfer of 100,000 shares to a trust administered on behalf of Mr. Koka's children.



ITEM 11.  EXECUTIVE COMPENSATION



COMPENSATION TABLE SUMMARY



     The following tables disclose compensation awarded to, earned by or paid to each of (a) our chief executive officer during the fiscal year ended March 31, 2003, (b) our three other most highly compensated executive officers during the fiscal year ended March 31, 2003, and (c) the individuals listed in subparagraphs (a) and (b) during the fiscal years ended March 31, 2002 and 2001. [Note: Add recent officer changes]



                           SUMMARY COMPENSATION TABLE



                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                  ANNUAL COMPENSATION                     AWARDS
                                      --------------------------------------------   ----------------
                                                                                        SECURITIES
                                                                                        UNDERLYING
                                                                                     ----------------
                                      FISCAL    ANNUAL    INCENTIVE      OTHER        STOCK    STOCK
NAME AND PRINCIPAL POSITION(S)         YEAR     SALARY      BONUS     COMPENSATION   OPTIONS   AWARDS
------------------------------        ------   --------   ---------   ------------   -------   ------
Ravindra Koka.......................   2003    $180,000    $74,833      --           75,000    --
  President, Chief Executive Officer   2002    $180,000         --      --           40,000    --
  and Director(1)                      2001    $180,000         --      --               --    --
Richard J. Goldbach.................   2003    $108,243    $39,911      --           66,682    --
  Treasurer, Chief Financial Officer   2002    $110,500         --      --           20,000    --
  and Assistant Secretary              2001    $110,500         --      --               --    --
Shankar Krish.......................   2003    $114,563    $32,925      --           17,500    --
  Vice President -- Research and       2002    $117,050         --      --           20,000    --
  Development                          2001    $107,500    $13,000      --               --    --


---------------


(1) Effective September 3, 2003, Mr. Koka resigned as our president and chief executive officer and was appointed as our chairman and chief strategy officer.

OPTION GRANTS IN FISCAL YEAR 2003



     The following table provides information with respect to stock options granted to the executive officers named in our summary compensation table in the last fiscal year. In addition, the table sets forth the hypothetical gains that would exist for the stock options based on assumed rates of annual compound stock price appreciation during the option term. No stock appreciation rights were granted to these individuals during the year.



                                                            INDIVIDUAL GRANTS
                                         -------------------------------------------------------
                                                                                        POTENTIAL REALIZABLE
                            NUMBER OF                                                     VALUE AT ASSUMED
                            SECURITIES   PERCENTAGE OF                                 ANNUAL RATES OF STOCK
                            UNDERLYING   TOTAL OPTIONS                                 PRICE APPRECIATION FOR
                             OPTIONS      GRANTED TO                                      OPTION TERM (D)
                             GRANTED     EMPLOYEES IN    EXERCISE PRICE   EXPIRATION   ----------------------
NAME                          (A)(B)      FISCAL YEAR     PER SHARE(C)       DATE         5%          10%
----                        ----------   -------------   --------------   ----------   ---------   ----------
Ravindra Koka.............    75,000         10.4%           $1.09          1-8-13      $51,412     $130,288
Richard J. Goldbach.......    66,682          9.2%           $1.09          1-8-13      $45,710     $115,839
Shankar Krish.............    17,500          2.4%           $1.09          1-8-13      $11,996     $ 30,401


---------------


(a) All options in this table granted to Mr. Koka were so granted under our 1994 stock option plan. All other options in this table were granted under our 1997 stock option plan. The options expire 10 years from the date of grant, subject to earlier termination in the event of the optionee's cessation of service with us.



(b) Options vest and become exercisable as follows: one-sixth at July 9, 2003, one-sixth at January 8, 2004, one-third at January 8, 2005 and one-third at January 8, 2006.



(c) Options were granted at an exercise price equal to the fair market value of our common stock, as determined by reference to the closing price of our common stock on the Nasdaq National Market on the last trading date prior to the date of grant.



(d) The dollar amounts indicated in these columns are the result of calculations required by the SEC rules, which assume that the share price (based on the fair market value of our common stock) increases from the date of grant until the end of the ten-year option term at the annual rate specified (5% and 10%). These growth rates are not intended by us to forecast future stock price appreciation of our common stock. Amounts assume that options will be held to the maximum term before exercise. There is no assurance provided to any executive officer or any other holder of our securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% or 10% annual rates of compounded stock price appreciation or at any other defined level and that no exercises occur before the end of the holding period. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.



AGGREGATE OPTION EXERCISES IN FISCAL YEAR 2003 AND FISCAL YEAR-END OPTION VALUES



     The following table provides information with respect to stock options exercised by the executive officers named in the summary compensation table during the last fiscal year. In addition, the table sets forth the number of shares covered by stock options as of the last fiscal year and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to the option at the end of the fiscal year.



              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2003 AND


                         FISCAL YEAR-END OPTION VALUES



                                                              NUMBER OF               VALUE OF UNEXERCISED
                                                         UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                              SHARES                   HELD AT FISCAL YEAR-END        AT FISCAL YEAR-END(1)
                             ACQUIRED      VALUE     ---------------------------   ---------------------------
NAME                        ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        -----------   --------   -----------   -------------   -----------   -------------
Ravindra Koka.............      --          --         82,084         107,916          $--            $--
Richard J. Goldbach.......      --          --         69,599          83,765          $--            $--
Shankar Krish.............      --          --         22,292          32,708          $--            $--

---------------


(1) Represents the difference between the closing price of $1.02 per share of our common stock as reported on the Nasdaq Stock Market on March 31, 2003 and the exercise price of the options, multiplied by the number of shares of common stock issuable upon exercise of the options. An option is an "in-the-money option" when the market value of our common stock exceeds the exercise price of the option.



DIRECTOR COMPENSATION



  FEES



     We compensate our non-employee directors $2,000 per board meeting attended in person and $1,000 per board meeting attended by telephone. Directors who are employees do not receive any compensation for services performed in their capacity as directors. We reimburse each director for reasonable out-of-pocket expenses incurred in attending meetings of the board and any of its committees.



STOCK OPTIONS



     In connection with their agreeing to serve on the board, on September 30, 1996, we granted to each of Radha R. Basu and Abraham Ostrovsky ten-year options to purchase 4,526 shares of our common stock at $3.62 per share. The options vested 50% each on the first and second anniversaries of their commencement of service as directors. On August 8, 1997, we granted to both Radha R. Basu and Abraham Ostrovsky ten-year options to purchase 15,000 shares of our common stock at $20.75 per share. The options vest ratably over a three-year period following the date of grant. On August 12, 1998, we granted to each of Ms. Basu, Mr. Ostrovsky, and Glen F. Chatfield ten-year options to purchase 20,000 shares of our common stock at $6.00 per share. The options vest ratably over a four-year period following the date of the grant. During fiscal 2000, we granted to both Ms. Basu and Beverly Bruce ten-year options to purchase 20,000 shares of our common stock at $4.00 per share. Ms. Basu's options vested in full on October 1, 1999. Ms. Bruce's options vest ratably over a four-year period ending August 24, 2003.



     On November 3, 2000, the outside directors (Basu, Bruce, Chatfield and Ostrovsky) were each granted ten-year options to purchase 10,000 shares of our common stock at $3.00 per share, pursuant to the terms of our 2000 non-employee directors stock option plan, or the Non-Employee Directors Plan. Twenty-five percent of the options vested and became exercisable on August 1, 2001 and the remaining options will vest 25% at September 1 of 2002, 2003 and 2004.



     The outside directors were each granted ten-year options to purchase 10,000 shares of our common stock on August 10, 2001 and again on August 8, 2002, at $1.98 and $0.76 per share, respectively, pursuant to the terms of the Non-Employee Directors Plan. The options vest ratably over four-year periods measured from the dates of grant.



EQUITY COMPENSATION PLAN INFORMATION



     As required by applicable regulations of the SEC, the table below sets forth certain information regarding our equity compensation plans as of the year ended March 31, 2003.



                                                                                      NUMBER OF SECURITIES
                                                                                     REMAINING AVAILABLE FOR
                                       NUMBER OF SECURITIES                           FUTURE ISSUANCE UNDER
                                        TO BE ISSUED UPON       WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                           EXERCISE OF         EXERCISE PRICE OF        PLANS (EXCLUDING
                                       OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,    SECURITIES REFLECTED
                                       WARRANTS AND RIGHTS    WARRANTS AND RIGHTS        IN COLUMN (A))
PLAN CATEGORY                                  (A)                    (B)                      (C)
-------------                          --------------------   --------------------   -----------------------
Equity compensation plans approved by
  security holders...................       1,565,714                $2.67                   282,408(1)
Equity compensation plan not approved
  by security holders................         158,885(2)             $8.01                        --
                                            ---------                                        -------
Total................................       1,724,599                $3.16                   282,408
                                            =========                                        =======

---------------


(1) Of these shares, 10,717 remained available as of March 31, 2003 for purchase under the SEEC, Inc. 1997 Employee Stock Purchase Plan.



(2) Includes 148,052 shares of common stock to be issued as of March 31, 2003 upon the exercise of non-qualified stock options. From 1996 to 1999, and prior to the adoption of The 2000 Non-Employee Directors Stock Option Plan, non-employee directors were granted options to purchase 139,052 shares. In addition, a terminated employee was granted non-qualified options to purchase 9,000 shares in 1998. Also included are warrants to purchase 10,833 shares of common stock, issued as partial payment for professional services provided by a third-party vendor.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



     Our compensation committee is currently comprised of Radha Basu, Glen Chatfield and Abraham Ostrovsky. None of our executive officers serves as a director or member of the compensation committee or other board committee performing equivalent functions of another entity that has one or more executive officers serving on our board of directors or compensation committee.



EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS



     We have employment agreements with each Messrs. Ravindra Koka, Richard Goldbach and Shankar Krish that renew automatically for one-year renewal terms unless the employee gives thirty days notice of intent not to renew, and each agreement is terminable by us immediately for cause. Mr. Koka is prohibited from directly or indirectly selling products that compete with our products for two years following termination, under specified circumstances, of his employment with us. Mr. Krish's non-compete covenant prohibits him from engaging in certain software development activities for two years following termination of his employment with us. Each executive officer is prohibited from improperly disclosing or using our proprietary information.



     Our employment agreements with Messrs. Koka and Goldbach provide that if we, for any reason other than for good cause, terminate the employee's employment or the employee resigns for "good reason" (as defined below), then we shall pay to the employee following the date of termination or date of resignation:



          (i) at the next regular pay date, the employee's salary and benefits through the termination date or resignation date;



          (ii) during a specified period following the termination or resignation date, the amount of any bonus payable to the employee for the fiscal year in which the termination or resignation occurred, prorated to take into account the number of days in such fiscal year prior to the termination or resignation date;



          (iii) during such specified period, a continuation of the employee's annual salary or a portion thereof, as in effect on the day prior to the termination or resignation date; and



          (iv) during such specified period, at no cost to the employee, we shall continue to provide the benefits the employee was receiving on the day prior to the termination or resignation date, or benefits substantially similar thereto.



In the case of (iii), Mr. Koka shall receive his total annual salary and Mr. Goldbach shall receive 50% of his total annual salary. In the case of (ii),
(iii), and (iv) above, the specified period is twelve months for Mr. Koka, and six months for Mr. Goldbach, and payments are to be made on the dates when salaries would have been payable had the employee remained employed by us.



     The term "good reason" is defined as: (i) a material diminution by us of the employee's title or responsibilities, as that title and those responsibilities existed prior to the action complained of, or (ii) a material diminution by us of the highest salary, benefits, bonuses, and incentive or other forms of compensation paid to the employee during any period covered by the employment agreement; or (iii) any reassignment of the employee or relocation of our principal executive offices outside of the greater Pittsburgh area.

     On September 3, 2003, we and Mr. Koka amended his employment agreement in order to name him to the position of Chairman of the Board and Chief Strategy Officer. We also extended the term of Mr. Kokas employment agreement to four years, commencing on September 3, 2003.



     On September 3, 2003, we entered into a four-year employment agreement with H.B. (Bill) Lipsin under which he is now serving as our President and Chief Executive Officer. This agreement is terminable by us immediately for cause. Mr. Lipsin is prohibited for one year following termination, under specified circumstances, of his employment with us from serving as the chief executive officer or chief operational officer of any company that directly competes with us in North America. He is also prohibited from improperly disclosing or using our proprietary information.



     Our employment agreement with Mr. Lipsin provides that if we, for any reason, terminate his employment without good cause or he resigns for "good reason" (as defined below), then we shall pay to him:



          (i) during the nine-month period following the termination or resignation date, a continuation of his annual salary or a portion thereof, as in effect on the day prior to the termination or resignation date; and



          (ii) during the nine-month period following the termination or resignation date, the amount of any bonus payable to him for the fiscal year in which the termination or resignation occurred, prorated to take into account the number of days in such fiscal year prior to the termination or resignation date.



     The term "good cause" is defined as (i) an act of dishonesty committed by Mr. Lipsin in connection with his responsibilities as an employee, (ii) Mr. Lipsin's conviction of, or plea of nolo contendere to, a felony, (iii) Mr. Lipsin's gross misconduct resulting in significant damage to SEEC, or (iv) Mr. Lipsin's continued, substantial violations of his employment duties, which violations continue for more than twenty days following Mr. Lipsin's receipt of a written demand for performance from SEEC which specifically sets forth the factual basis for SEEC's belief that Mr. Lipsin has not substantially performed his duties. The term "good reason" is defined as (i) a material diminution by us of title, reporting or responsibilities, as that title, reporting and those responsibilities existed prior to the action complained of or (ii) a material diminution by us of the highest salary, benefits, bonuses, and incentive or other forms of compensation paid to Mr. Lipsin during any period covered by the employment agreement.



     In connection with his employment agreement, on September 3, 2004, we granted to Mr. Lipsin a 10-year stock option to purchase 500,000 shares of our common stock at $1.10 per share, which was the closing sale price of our stock at the close of business on the day before we granted these stock options to him. The options vest 25% on each of the first, second, third and fourth anniversaries of the commencement of his employment by us. One-half of the then unvested stock options vest in the event Mr. Lipsin's employment is terminated by us without "good cause" or he resigns for "good reason". In addition, if following a change of control of us, we or any successor to us do not or cannot offer Mr. Lipsin a position of chief executive officer of us or our successor the entire unvested portion of his stock options will vest on the last day of his employment in the event of the subsequent termination of his employment with us.



     Effective as of May 1, 2003, we entered into a consulting agreement with Beverly Bruce, a member of our board of directors. Ms. Bruce will assist our senior management team in developing and implementing sales and marketing strategies to support the growth called for by our business plans. The initial term of the agreement expires on October 31, 2003, although the agreement renews automatically for successive one month terms after that date, until terminated by either party on 30 days' advance notice.



     Ms. Bruce will be paid a consulting fee of $700 for each full day that she works on our behalf. We also will reimburse Ms. Bruce for reasonable expenses that she incurs in connection with her work for us. As additional payment for her consulting services, we awarded to Ms. Bruce options to purchase 40,000 shares of our common stock at an exercise price of $0.97 per share. These options vest ratably over a six-month period beginning on June 1, 2003 and they become exercisable ratably over a six-month period beginning on November 2, 2004, subject to acceleration upon a change of control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 16, 2003 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock on such date, (ii) each of our directors, (iii) each executive officer named in the summary compensation table and (iv) all of our current directors and executive officers as a group. This table is based upon information supplied by officers and directors and from Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.



                                                                   SHARES OWNED
                                                                 BENEFICIALLY(1)
                                                              ----------------------
NAME OF BENEFICIAL OWNER                                       NUMBER     PERCENT(2)
------------------------                                      ---------   ----------
Entities affiliated with Kleiner Perkins Caufield & Byers,
  and Vinod Khosla(3).......................................  2,287,266      30.9%
Ravindra Koka(4)............................................    496,678       6.6%
Al Frank Asset Management, Inc.(5)..........................    426,000       5.8%
Glen F. Chatfield (6).......................................     85,348       1.2%
Richard J. Goldbach(7)......................................     86,192       1.2%
Radha R. Basu(8)............................................     78,665       1.0%
Beverly Bruce(9)............................................     75,000       1.0%
Abraham Ostrovsky(10).......................................     60,014         *
Shankar Krish(11)...........................................     47,960         *
W.B. Lipsin.................................................
All current directors and executive officers as a group (9
  persons)(12)..............................................    952,830      12.2%


---------------


 * Less than 1%



 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Under such rules, shares of Common Stock subject to options or warrants exercisable within 60 days of September 16, 2003 are deemed outstanding for computing the percentage beneficially owned by the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.



 (2) Based upon 7,402,781 shares outstanding as of September 16, 2003.



 (3) Consists of 22,973 shares held directly by Mr. Khosla, 937,042 shares held by Kleiner Perkins Caufield & Byers IX-A, L.P. ("KPCB IX-A"), 28,929 shares held by Kleiner Perkins Caufield & Byers IX-B, L.P. ("KPCB IX-B"), 216,410 shares held by certain other persons associated with KPCB IX Associates LLC ("KPCB Associates"), and 1,081,912 shares held by other shareholders of SEEC who entered into the Voting Agreements (as described elsewhere in this proxy statement) with KPCB Holdings, Inc. ("KPCB Holdings"). Mr. Khosla is a member of our board of directors and a managing member of KPCB Associates. KPCB Associates is the general partner of KPCB IX-A and KPCB IX-B.



     Mr. Khosla has voting and dispositive power with respect to 1,205,354 shares consisting of the following: (i) the 22,973 shares held directly by Mr. Khosla; (ii) the 937,042 shares held by KPCB IX-A; (iii) the 28,929 shares held by KPCB IX-B; and (iv) the 216,410 shares held by certain other persons associated with KPCB Associates. Mr. Khosla has sole voting and dispositive power with respect to the 22,973 shares held directly by him. Mr. Khosla has shared voting and dispositive power with respect to the remaining 1,182,381 shares. Mr. Khosla expressly disclaims beneficial ownership of any shares not held directly by him. Mr. Khosla's address is in care of Kleiner Perkins Caufield & Byers, 2750 Sand Hill Road, Menlo Park, California 94025. KPCB Associates has shared voting and dispositive power with respect to 1,182,381 shares consisting of the following: (i) the 937,042 shares held by KPCB IX-A; (ii) the 28,929 shares held by KPCB IX-B; and (iii) the 216,410 shares held by certain other persons associated with KPCB Associates.

KPCB IX-A holds directly 937,042 issued and outstanding shares of SEEC common stock. KPCB IX-A shares voting and dispositive power with respect to these shares. KPCB IX-A's address is in care of Kleiner Perkins Caufield & Byers, 2750
     Sand Hill Road, Menlo Park, California 94025.



KPCB IX-B holds directly 28,929 issued and outstanding shares of SEEC common stock. KPCB IX-B shares voting and dispositive power with respect to these shares. KPCB IX-B's address is in care of Kleiner Perkins Caufield & Byers, 2750 Sand Hill Road, Menlo Park, California 94025.



KPCB Holdings has sole voting power with respect to the 1,081,912 shares held by certain SEEC stockholders pursuant to the Voting Agreements (as described elsewhere in this proxy statement). KPCB Holding's address is in care of Kleiner Perkins Caufield & Byers, 2750 Sand Hill Road, Menlo Park, California 94025.



 (4) Includes 94,584 shares issuable upon the exercise of outstanding options, which options are exercisable within 60 days of September 16, 2003. Excludes 100,000 shares of our common stock held by Ravindra Koka Annuity Trust II for which the daughter of Mr. Koka is the beneficiary. Mr. Koka disclaims beneficial ownership of these shares. Mr. Koka's address is in care of SEEC, Inc., Park West One, Suite 200, Cliff Mine Road, Pittsburgh, Pennsylvania 15275.



 (5) On August 14, 2003, Al Frank Asset Management, Inc. ("Al Frank") filed a Form 13F with the SEC reporting beneficial ownership with respect to 426,000 shares of common stock, of which Al Frank has sole voting power with respect to 155,400 shares of common stock and dispositive power with respect to 426,000 shares of common stock; the following information is reported in reliance on such filing. Al Frank is an Investment Adviser registered under section 203 of the Investment Advisors Act of 1940. The address of Al Frank is 32392 Coast Hwy, Suite 260, Laguna Beach, CA 92651.



 (6) Includes 35,000 shares issuable upon exercise of outstanding options, which options are exercisable within 60 days of September 16, 2003. Mr. Chatfield's address is in care of SEEC, Inc., Park West One, Suite 200, Cliff Mine Road, Pittsburgh, Pennsylvania 15275.



 (7) Includes 80,713 shares issuable upon the exercise of outstanding options, which options are exercisable within 60 days of September 16, 2003. Mr. Goldbach's address is in care of SEEC, Inc., Park West One, Suite 200, Cliff Mine Road, Pittsburgh, Pennsylvania 15275.



 (8) Includes 74,526 shares issuable upon the exercise of outstanding options, which options are exercisable within 60 days of September 16, 2003. Ms. Basu's address is in care of SEEC, Inc., Park West One, Suite 200, Cliff Mine Road, Pittsburgh, Pennsylvania 15275.



 (9) Represents 75,000 shares issuable upon the exercise of outstanding options, which options are exercisable within 60 days of September 16, 2003. Ms. Bruce's address is in care of SEEC, Inc., Park West One, Suite 200, Cliff Mine Road, Pittsburgh, Pennsylvania 15275.



(10) Includes 54,526 shares issuable upon the exercise of outstanding options, which options are exercisable within 60 days of September 16, 2003. Mr. Ostrovsky's address is in care of SEEC, Inc., Park West One, Suite 200, Cliff Mine Road, Pittsburgh, Pennsylvania 15275.



(11) Includes 25,209 shares issuable upon the exercise of outstanding options, which options are exercisable within 60 days of September 16, 2003. Mr. Krish's address is in care of SEEC, Inc., Park West One, Suite 200, Cliff Mine Road, Pittsburgh, Pennsylvania 15275.



(12) Includes 439,558 shares issuable upon exercise of outstanding options, which options are exercisable within 60 days of September 16, 2003.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Except as set forth in the following paragraphs, during fiscal year 2003, there were no transactions to which we were a party and in which certain of our executive officers, directors or shareholders had a direct or indirect material interest.



     On January 8, 2003, we acquired certain assets and liabilities of Asera from Sherwood Partners, as assignee for the benefit of Asera's creditors. Prior to the Asera asset acquisition, KPCB Holdings had been the majority shareholder of Asera and was the holder of approximately 95% of Asera's bridge debt. Vinod Khosla, a partner of

Kleiner, Perkins, Caufield & Byers and an affiliate of KPCB Holdings, and one of our current directors, was a member of Asera's board of directors. At the time of closing the Asera asset acquisition, Vinod Khosla was not a member of our board of directors and KPCB Holdings did not own any shares of our common stock.



     On January 8, 2003, we completed a private placement with KPCB Holdings pursuant to which we sold 1,205,354 shares of our common stock to KPCB Holdings for $1,301,782. Vinod Khosla, one of our current directors, is an affiliate of KPCB Holdings. At the time of closing the private placement, Vinod Khosla was not a member of our board of directors and KPCB Holdings did not own any shares of our common stock.



     On January 8, 2003, we conditionally entered into a consent and agreement with KPCB Holdings, as nominee, and collateral agent for certain lenders, pursuant to which we agreed to convert the bridge debt assumed in the Asera asset acquisition into shares of our preferred stock and certain cash payments, subject to the satisfaction of certain conditions. KPCB Holdings holds approximately 95% of the bridge debt. This agreement was amended and restated on August 14, 2003. The bridge conversion is subject to, among other conditions, the approval of our shareholders at our annual meeting. Vinod Khosla, one of our current directors, is an affiliate of KPCB Holdings.



     On January 8, 2003, we conditionally entered into a two-year consulting agreement with KPCB Holdings pursuant to which KPCB Holdings agreed to provide consulting services to us in exchange for three separate warrants to purchase up to 2,500,000 shares of our common stock. This agreement was amended and restated on August 14, 2003. The issuance of these consulting warrants is subject to, among other conditions, the approval of our shareholders at our annual meeting. Vinod Khosla, one of our directors, is an affiliate of KPCB Holdings.


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

  3. EXHIBITS. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

 EXHIBIT
   NO.                               DESCRIPTION
 -------     ------------------------------------------------------------
 2.1 (5)     Agreement and Plan of Merger dated July 16, 1999 between the
             Registrant and Mozart Systems Corporation.
 3.1 (1)     The Registrant's Amended and Restated Articles of
             Incorporation.
 3.2 (1)     The Registrant's Amended and Restated Bylaws.
10.1 (1)     SEEC, Inc. 1994 Stock Option Plan.
10.2 (1)     Registration Rights Agreement dated as of August 15, 1996
             among the Registrant and certain of its shareholders.
10.3 (1)     Agreement dated July 16, 1996 between the Registrant and Raj
             Reddy.
10.4 (2)     SEEC, Inc. 1997 Stock Option Plan.
10.5 (4)     Asset Purchase Agreement dated August 7, 1998, between the
             Registrant and ERA.
10.6 (3)     SEEC, Inc. 1998 Employee Stock Purchase Plan.
10.7 (5)     Employment Agreement dated August 3, 1999 between Mozart
             Systems Corporation and Alan P. Parnass.
10.8 (5)     Non-Competition Agreement dated August 3, 1999 between
             Mozart Systems Corporation and Alan P. and Kim I. Parnass.
10.9 (6)     Agreement and Release dated March 7, 2000 between the
             Registrant and Allen Gart.
10.10 (6)    Employment Agreement dated March 10, 2000 between the
             Registrant and Ravindra Koka.
10.11 (6)    Employment Agreement dated March 10, 2000 between the
             Registrant and John D. Godfrey.
10.12 (6)    Employment Agreement dated March 10, 2000 between the
             Registrant and Richard J. Goldbach.
10.13 (7)    Agreement dated September 22, 2000 between the Registrant
             and Alan Parnass.
10.14 (8)    Employment Agreement dated February 2, 2001 between the
             Registrant and Alan Parnass.

 EXHIBIT
   NO.                               DESCRIPTION
 -------     ------------------------------------------------------------
10.15 (9)    Employment Agreement dated November 15, 1993 between the
             Registrant and Shankar Krish.
10.16 (10)   Employment Agreement dated June 13, 2001 between the
             Registrant and Bruce W. Cameron.
10.17 (11)   SEEC, Inc. 2000 Non-Employee Directors Stock Option Plan.
10.18 (12)   Asset Purchase Agreement dated as of January 8, 2003 by and between Sherwood Partners, Inc. and SEEC, Inc.
10.19 (12)   Common Stock Purchase Agreement dated as of January 8, 2003 by and between SEEC, Inc. and KPCB Holdings, Inc.
10.20 (12)   Bridge Loan Assumption Agreement dated as of January 8, 2003 by and among Sherwood Partners, Inc., SEEC, Inc., and KPCB
             Holdings, Inc.
10.21 (12)   Consent and Agreement dated as of January 8, 2003 by and
             among KPCB Holdings, Inc., Asera, Inc., Sherwood Partners,
             Inc., and SEEC, Inc.
10.22 (12)   Consulting Agreement dated as of January 8, 2003 by and
             between SEEC, Inc. and KPCB Holdings, Inc.
10.23 (13)   Lease agreement for Pittsburgh, PA headquarters office
             facility.
10.24 (13)   Lease agreement for Redwood Shores, CA office facility.
10.25 (13)   Lease agreement for London, England office facility.
21.1 (6)     Subsidiaries of the Company.
23.1         Consent of BDO Seidman, LLP
31.1         Certification of Chief Executive Officer pursuant to Rule
             13a-14(a), as adopted pursuant to section 302 of the
             Sarbanes-Oxley Act of 2002.
31.2         Certification of Chief Financial Officer pursuant to Rule
             13a-14(a), as adopted pursuant to section 302 of the
             Sarbanes-Oxley Act of 2002.
32.1         Certification of Chief Executive Officer pursuant to 18
             U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2         Certification of Chief Financial Officer pursuant to 18
             U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


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

 (9) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, File No. 0-21985.

(10) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 0-21985.

(11) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No. 0-21985.

(12) Incorporated by reference to Exhibits to the Company's Report on Form 8-K dated January 8, 2003, File No. 0-21985.


(13) Previously filed as exhibit to the Company's Report on Form 10-K for the year ended March 31, 2003.


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

                                          SEEC, INC.

September 18, 2003


                                          By:         /s/ W.B. LIPSIN

                                            ------------------------------------

                                                        W.B. Lipsin

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


                       SIGNATURE AND TITLE                                     DATE
                       -------------------                                     ----

                         /s/ W.B. LIPSIN                                September 18, 2003
   ------------------------------------------------------------
                           W.B. Lipsin
         President, Chief Executive Officer and Director

                        /s/ RAVINDRA KOKA                               September 18, 2003
   ------------------------------------------------------------
                          Ravindra Koka
         Chairman of the Board and Chief Strategy Officer

                     /s/ RICHARD J. GOLDBACH                            September 18, 2003
   ------------------------------------------------------------
                       Richard J. Goldbach
              Treasurer and Chief Financial Officer

                      /s/ GLEN F. CHATFIELD                             September 18, 2003
   ------------------------------------------------------------
                        Glen F. Chatfield
                             Director

                        /s/ RADHA R. BASU                               September 18, 2003
   ------------------------------------------------------------
                          Radha R. Basu
                             Director

                        /s/ BEVERLY BRUCE                               September 18, 2003
   ------------------------------------------------------------
                          Beverly Bruce
                             Director

                      /s/ ABRAHAM OSTROVSKY                             September 18, 2003
   ------------------------------------------------------------
                        Abraham Ostrovsky
                             Director

                         /s/ VINOD KHOSLA                               September 18, 2003
   ------------------------------------------------------------
                           Vinod Khosla
                             Director