Form 10-Q/A
period 2003-06-30
SEEC INC
filed 2003-09-19
CIK 925524

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 2

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

                                EXPLANATORY NOTE

    This Amendment No. 2 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q, as previously amended, for the quarterly period ended June 30, 2003. The Company's original filing of this report is modified herein to include certain expanded disclosures in response to comments received by the Company from The Securities and Exchange Commission ("SEC") in the course of a periodic SEC review of the Company's recent public filings.

     In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 2 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on August 14, 2003, as amended, or modify or update the disclosures presented in the original filings, other than to reflect the revisions in response to the SEC comments, as discussed above. The Form 10-Q is hereby amended and restated in its entirety.

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

                                   SEEC, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of SEEC, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "SEEC"), and have been prepared in accordance with accounting principles generally accepted in the United States of America ("United States") for interim financial information and with the instructions to
Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Management believes that all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of results have been included in the consolidated financial statements for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. Accordingly, these interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained herein for the year ended March 31, 2003.

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

    In accounting for sales of annual software licenses which include customer support and maintenance, the Company recognizes both the software license and maintenance revenues ratably over the twelve-month license term. In multiple element arrangements with a license period of one year or less, the fair value of bundled maintenance services can not be reliably measured by reference to a maintenance renewal rate applicable to a long-term or perpetual arrangement. The short time frame during which any unspecified upgrade provided under the maintenance agreement can be used by the licensee creates a circumstance whereby the VSOE of fair value of the licensee's right to unspecified upgrades cannot be objectively determined. If the fair value of a delivered element has not been established, the residual method is used to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. Unless there exists sufficient evidence to the contrary, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and are therefore considered as a single arrangement when evaluating the underlying elements. Amounts received in advance of the delivery of products or performances of services are classified as deferred revenues in the consolidated balance sheets.

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

5.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company reports comprehensive income (loss) and its components in its annual Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Loss. The components of the Company's comprehensive income (loss) were as follows:

                                                                            THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                      ---------------------------------
                                                                          2003                 2002
                                                                      -----------           -----------
         Net loss                                                     ($2,665,534)          ($1,560,312)
         Unrealized gain (loss) on investments                               (434)               21,340
                                                                      -----------           -----------

         Total comprehensive loss                                     ($2,665,968)          ($1,538,972)
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


OVERVIEW

    SEEC, Inc. ("SEEC" or the "Company") provides business-to-business (B2B) software solutions that help insurance, financial services, telecommunications and other large companies automate key business processes by evolving and integrating their current applications and systems, saving time and money. The Company's solutions are built upon SEEC Mosaic(tm) Studio, a suite of legacy evolution tools and component templates for creating composite applications that support real-time, collaborative business processes. The SEEC solutions can be implemented without materially disrupting current operations or replacing back-end administrative systems, providing a lower cost, shorter time, and lower risk for development and deployment than traditional approaches. With our ability to externalize business rules under a flexible architecture based on XML (eXtensible Markup Language), Web services and other emerging standards, we believe that we have one of the leading cost-effective B2B solutions available in the market today. Our solutions are used by more than 30 large companies, typically with $1 billion or more in revenues and with multiple-site, often global, operations.

    The pervasive growth of the Web as a medium for business and the rapid development and adoption of B2B technologies like XML and Web services are driving large enterprises to externalize their traditional business processes to improve efficiency, maintain their competitiveness, and enable future growth. SEEC's solutions focus on preserving the competitive advantages inherent in existing financial, customer service and industrial systems while allowing companies to utilize the underlying value of these systems in new Web-based business processes. SEEC Mosaic Studio supports these efforts by externalizing the business rules within existing systems and by providing means for quickly integrating those systems with the Web.

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

    For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value, or indirectly based the fair value of other elements, as determined by VSOE. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for customer support and maintenance contracts, is additionally measured by the renewal rate offered to the customer. We defer revenue for any undelivered elements, and recognize revenue when the product is delivered, or over the period in which the service is performed, in accordance with its revenue recognition policy for such element. In circumstances where VSOE for undelivered elements of a multiple element contract is not determinable, revenue on the contract is deferred until either fair value is determinable or when all elements are delivered, unless the only undelivered element is maintenance, in which case the total arrangement fee is recognized ratably over the remaining maintenance period. Fair value of a delivered element is not determinable if the price charged when the same element is sold separately cannot be established.

    In accounting for sales of annual software licenses which include customer support and maintenance, we recognize both the software license and maintenance revenues ratably over the twelve-month license term. In multiple element arrangements with a license period of one year or less, the fair value of bundled maintenance services can not be reliably measured by reference to a maintenance renewal rate applicable to a long-term or perpetual arrangement. The short time frame during which any unspecified upgrade provided under the maintenance agreement can be used by the licensee creates a circumstance whereby the VSOE of fair value of the licensee's right to unspecified upgrades cannot be objectively determined. If the fair value of a delivered element has not been established, the residual method is used to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. Unless there exists sufficient evidence to the contrary, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and are therefore considered as a single arrangement when evaluating the underlying elements. Amounts received in advance of the delivery of products or performances of services are classified as deferred revenues in the consolidated balance sheets.

    Consulting services are typically provided in support of product license sales to help customers more effectively use our software products, or to deploy and customize our solutions and products at customer locations. Engagements may include end-to-end project services or project management services, delivered either at the customer location or off-site by project consultants. Training includes a variety of courses to help customers apply SEEC's software products and methodologies. Consulting and training services are provided under time-and-materials contracts. Revenues from time-and-materials contracts are recognized as the services are provided. Services included in multiple-element arrangements are not essential to the functionality of the software sold and therefore, the software license fee is generally recognized when shipped if all other requirements for revenue recognition are met. The services revenue is recognized over time as the services are delivered. If we were to enter into an engagement in the future where the services provided were essential to the intended use of the software, we would defer revenue recognition on both the software license and services fees until the software is functional for the customer's intended use. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. In accordance with Emerging Issues Task Force ("EITF") Topic No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," we characterize reimbursements received for out-of-pocket expenses as revenue and the associated costs as cost of revenues in the statement of operations.

    Our revenue recognition policies described above are the same for indirect sales to service provider partners, resellers or other channel partners as they are for direct sales to end user customers. For indirect sales (such as to resellers) where sales prices may be discounted, revenues are recorded at the discounted amount. No special rights-of-return, price protections or similar rights that might defer revenue recognition are offered under indirect sales arrangements.

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

    The percentage increase in software maintenance fees was substantially greater than the increase in software license fees due to continuing maintenance contracts related to software licenses sold by Asera prior to the acquisition. The increases in all revenue categories were primarily attributable to revenues arising from the Asera asset acquisition, which accounted for $947,000 of total revenues in the first quarter of fiscal 2004, which was offset primarily by a $300,000 decrease in non-Asera product revenues.

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

    Gross margin percentages for professional services were (86)% and 3% for the first quarters of fiscal 2004 and 2003, respectively. The gross margin percentages for professional services vary depending on the utilization rates for billable consultants, the timing and amount of costs incurred for recruiting and training services consultants, and the type of services provided. The gross margin percentage for professional services in the first quarter of fiscal 2004 was significantly impacted by costs incurred on a large project which was halted during the quarter, after we had incurred costs of approximately $213,000 related to the project. Because revenues for services provided during the quarter are not clearly measurable at this time, no revenues related to this project were recorded in the first quarter. The significant project costs with no corresponding revenues resulted in the negative gross margin for the quarter. Revenues related to this project, if any, will be recognized once a formal agreement with the customer is executed and collection is reasonably assured. We do not expect to incur any significant expenses in subsequent periods as a result of the termination of this project.

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

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, incentive compensation and related taxes and benefits of our sales, sales support, and marketing personnel, plus the costs of travel, advertising, trade shows, and other promotional activities. Sales and marketing expenses were $1,113,000 for the first quarter of fiscal 2004 compared to $935,000 for the first quarter of fiscal 2003, an increase of $178,000 or

19%. The increase is primarily due to higher personnel-related costs resulting from the Asera asset acquisition ($198,000 increase) and additional recruitment costs ($80,000 increase). This increase was partially offset by reductions in non-Asera expenses, including employment-related costs ($140,000 decrease).

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

ITEM 4.  CONTROLS AND PROCEDURES

    Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended June 30, 2003, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

                                                     SEEC, Inc.
                                -----------------------------------------------
                                                    (Registrant)

Date: September 18, 2003
                            By:                  /s/ W.B. LIPSIN
                                -----------------------------------------------
                                                   W.B. Lipsin
                                President, Chief Executive Officer and Director
                                           (Principal Executive Officer)

                            By:               /s/ RICHARD J. GOLDBACH
                                -----------------------------------------------
                                                 Richard J. Goldbach
                                       Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)